Form 10-K
period 1995-12-31
KBF POLLUTION MANAGEMENT INC
filed 1996-03-28
CIK 810162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               --------------------------------------------------

                                    FORM 10-K
                     ---------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995.

                         Commission file number 33-20954

                         KBF POLLUTION MANAGEMENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              11-2687588
--------------------------------------------------------------------------------
(State of other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

1110-A Farmingdale Road, North Lindenhurst, New York                  11757-1024
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (516) 225-0007
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

          None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days-.Yes  X    No
                                       ---     ---

Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 1996 was $3,573,606.

The number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date is:

          Common Stock

          outstanding at March 12, 1996: 43,312,213

                                     PART I
                                     ------

ITEM 1.   BUSINESS.

INTRODUCTION

     KBF Pollution Management, Inc., a New York corporation (the "Company"), was organized in 1984 and is engaged in the environmental services business as a waste water metal recovery facility specializing in the resource recovery of hazardous and non hazardous metal bearing wastes. In the past the Company reported on three segments: waste water recovery, equipment sales and service, and laboratory analysis. The Company has ceased manufacturing and marketing new equipment and had converted its commercial lab status to in-house industrial laboratory. The Company's activities in equipment sales and service and in the laboratory analysis are there to support the waste water recycling segment, and are not separate divisions or profit centers.

INDUSTRY BACKGROUND

     Most chemical wastes generated in the United States by industrial processes have been handled 'on-site at the generators' facilities. Over the past 15 to 20 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to federal, state and local regulation of chemical waste management activities. Some statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), most are primarily administered by the federal Environmental Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies, impose stringent standards for management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and environmental degradation. For example, under Superfund, responsible parties may be subject to remedial costs at abandoned hazardous waste sites and, in some instances, treble damages. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.

WASTE RECOVERY SERVICES

     Since 1986, the Company has operated as a waste water metal recovery facility for both non-hazardous and hazardous metal bearing wastes.

     The waste is received at the facility, by the Company's licensed transport vehicles or other unaffiliated licensed transporters in drums and or by tanker-loads. The waste is then analyzed at the Company's own laboratory facilities to determine compliance with the approved waste profile on file for the customer and to verify proper waste classification for storage and recovery.

     Once testing is completed, utilizing the Company's Patent Pending "Selective Separation Technology", the heavy metals are separated from the solutions (arsenic, selenium, nickel, silver, copper, zinc, chrome, lead, cadmium, etc.). Once the recovery process is complete, the remaining effluent is analyzed to assure that its contents fall within allowable discharge limits. The effluent is then discharged into the Southwest Sewer District of Suffolk County pursuant to an approved discharge certificate. The recovered metals are recycled back into commerce.



--------------------------------------------------------------------------------
                                       -2-

PROJECT ENSURE, CERTIFICATE OF RECOVERY. Under federal law, the prime generator of hazardous waste remains liable for the waste for as long as it continues to exist. Disposal of the waste by incineration, in a landfill or a deep injection well does not eliminate the generator's liability for cleanup costs if leakage or spillage of the waste occurs.

     Utilization of the Company's Patent Pending "Selective Separation Technology", however, terminates the generator's liability. Recovery of the waste removes the waste from the environment, thereby terminating the generator's liability and exempting the generator from the Superfund Generation Tax. A certificate of recovery is issued by the Company to the customer.

METAL RECOVERY. During the Company's recovery process, the metals contained in the waste are removed from solution. The metals, which include silver, copper, nickel, lead, zinc and others, are processed into solid form (bricks, buttons, bullion, powder) and recycled back into commerce. To date, revenues from the sale of recovered metals have not been significant.

LABORATORY ANALYSIS. The Company maintains a New York State Department of Health Certified Environmental Analytical Industrial laboratory. The laboratory is utilized to continually monitor and analyze the ongoing waste recovery operations. The Company performs the analysis on waste from new customers for approvals and continually on each waste shipment received from the customer.
The Company also utilizes its laboratory facility to conduct research and development activities. (See Research and Development and Patents and Proprietary Information)

WASTE TRANSPORT. The Company is a New York State and Connecticut licensed hazardous waste transporter. The Company also utilizes other unaffiliated licensed Transport companies.

CONTRACTS; CUSTOMERS. The Company's waste recovery services are typically provided pursuant to nonexclusive service agreements, based on the acceptance of their waste. The fees charged by the Company for its services may be determined by several factors, including but not limited to volume, type of waste, location and method of shipment.

     The Company currently has approximately 2200 active repeating customers for its waste recovery services. For the years ended December 31, 1995 and December 31, 1994, no one customer accounted for 10% or more of the Company's total revenues.

EQUIPMENT SALES AND SERVICES

     The Company manufactures a patented waste volume reduction system which enables users to reduce the volume of generated waste by 50% to 90%, depending upon the type of waste, containment trays, recirculation systems and solution transfer systems. This equipment is manufactured on an "as requested" basis.

     The Company intends to continue to offer its waste volume reduction systems for sale, until the present inventory has been depleted, and believes that revenues from such activities, as a percentage of total revenues, will not be significant in the future.

     The Company's service department, covers the systems which have been previously sold and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Manufacturing & Supplies)

GOVERNMENTAL REGULATION; PERMITS

     The waste management industry is subject to regulation by federal, state and local authorities. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which permits may be subject to revocation, modification or denial. In addition, changing governmental



--------------------------------------------------------------------------------
                                       -3-
policies and regulations may affect the Company's ability to obtain the necessary permits on a timely basis and to retain such permits. The inability or failure of the Company to obtain and maintain all of the permits required for its operations would have a material adverse effect on the Company's business.

     The Company has applied for or obtained all necessary permits from governmental agencies having jurisdiction over it, including the EPA, NYS DEC, the New York State Department of Health, Suffolk County Department of Health Services Hazardous Materials Division, Suffolk County Department of Public Works and the Connecticut Department of Environmental Protection.

     Prior to November 1991, the Company operated under the provisions of the New York State Environmental Conservation Law (specifically Article 27, Title 9 and the 6 NYCRR Part 370 regulations promulgated pursuant thereto) which exempt the recycling of hazardous wastes containing "economically significant" amounts of precious metals from the permitting requirements applicable to hazardous waste treatment facilities provided the Company complies with certain enumerated conditions. In October 1990, the Company applied for a permit under 6 NYCRR 373 of these provisions in order to allow it to treat other types of hazardous wastes. In response to the application, the NYS DEC made an unofficial determination that the Company's operation may not qualify for the precious metals exemption and that the Company may need to obtain a permit covering both its present and proposed operations. In November 1991, the Company and the NYS DEC entered into an Order of Consent permitting the Company to continue its current operations pending the NYS DEC's finalization and issuance of the Company's permit application. The permit application process is substantially complete. According to NYS DEC regulations, the Company must operate its facility as a "Picture in Time", with all equipment, personnel and systems in place and operating as if the permit had been issued.

     In mid 1994, on the basis of revised State regulations, KBF notified NYS DEC that the Company intended to avail itself of the State regulations under 6NYCRR Sec. 373-1.1(d),(1),(iv),(vii),(viii),(xii) and Federal regulations,
40 CFR Sec. 261.6. These regulations state in part that Wastewater Treatment Facilities handling characteristic hazardous waste for the sole purpose of recycling are exempt from the need to obtain a permit for treatment operations. In December 1994, the Company again notified NYS DEC of its intention to avail itself of an additional exemption in the regulations that would become effective on January 15, 1995. This additional exemption states in part, that Wastewater Treatment Facilities handling listed hazardous waste for the sole purpose of recycling are exempt from the need to obtain a permit for treatment operations. Together, both of these exemptions will permit the Company to receive all of the Listed and Characteristic Hazardous Waste found in the Company's Permit Application. However, regulations require that any Wastewater Treatment
Facility that receives Hazardous Waste must have a permitted storage area where the waste is stored prior to treatment. As a result of these exemptions, it was necessary for the Company to submit applications to NYS DEC to alter the Company's Transporter Permit. These revisions to the Company's transporter permit were approved by NYS DEC in September 1994 and again in January 1995 allowing the Company to transport each of the requested Characteristic and Listed Hazardous Waste to the Facility for recovery.

     In December 1994, the Company, with the consent of NYS DEC, altered its pending 6NYCRR Sec. 373 (Federal Part B) Treatment and Storage Permit to a Storage only Permit. As a result of this permit modification, NYS DEC informed the Company in April 1995 that the NYS DEC completed its review and approval of the permit application. Based on the approval of the permit application, NYS DEC has prepared a complete Draft Permit Module. This Draft Permit was submitted to the local administrative branch of NYS DEC in Stony Brook
("Region 1") on May 11, 1995 by the permit writers in Albany. In February of 1996, the Company was informed by the Deputy Regional Permit Administrator for Region 1 that the permit and DEIS prepared by the Company were both to be placed in a public commenting period within the near future. The public commenting period lasts for 45 days during which time any interested party may review the permit module as prepared by NYS DEC at locations chosen by the Administrator. The public commenting period will commence upon direction from the Administrator's office at which time the Company will publish in a local newspaper and on a




--------------------------------------------------------------------------------
                                       -4-
local radio station the Administrator's intention to issue a 6NYCRR Sec. 373 (Federal Part B) permit to the Company. The Administrator's office will publish the announcement in the Environmental News Bulletin. These announcements will inform the public that there is a 45 day comment period during which any interested party may view the permit and issue in writing, comments to the permit review section in Albany. At the end of the 45 day comment period, public comments, if any, will be reviewed by the permit reviewer in Albany. As long as any comments received are answered by the Permit Module which includes the permit application, the permit will be issued to the Company within 30 days after the end of the comment period. In the event that any comment is deemed to be substantial in nature and cannot be responded to using text in the permit module, the permit review section will contact the Company for a response to the comment. This process will continue until all comments are answered, at which time the permit will be issued. During the public comment period, any interested party can request a public hearing be held on the issuance of the permit. The final decision on a public hearing is made based on the validly of the request by the permit review section in Albany. The Company has no control over the procedures followed by NYS DEC to timely place the draft permit module in the public commenting phase.

SALES AND MARKETING

     The Company presently markets its waste recovery services primarily to generators of metal bearing hazardous and non- hazardous waste. Generators of these wastes include but are not limited to printed circuit board manufacturers, photo offset printers, photographic developers, lithographers, photographers, microfilm users, X-Ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial X-Ray users), relay manufacturers, oil companies, chemical companies, battery manufacturers, anodizing operations, metal finishers, jewelry manufacturers and numerous other waste generators.

     The Company's sales and marketing efforts are performed by in-house personnel, and outside "Waste Brokers". In-house sales efforts consist of direct telephone and mail contact with the potential customers who are either obtained through customer referrals, or are located through review of trade journals and other industrial reference materials. The Company's services are marketed by twelve unaffiliated independent sales representation companies, (Waste Brokers). The organizations are not obligated to sell any specified amount of services.

     In January 1996, the Company signed a Marketing Agreement ("Agreement") with Ward Consultancy and Oakton Consulting Group, jointly ("Consultants").
This Agreement stipulates the Consultants will act as marketing consultants to the Company in regard to a "Project", that the Company has been pursuing. Under this agreement the Consultants shall be paid a contingent fee based on any and all payments received by the Company, under this Project. The fee shall be calculated at the rate of five percent (5%) of the first Five Million Dollars ($5,000,000) received by the Company and two and one-half percent (2 1/2%) of any and all amounts received over the first Five Million Dollars ($5,000,000). The Company shall also reimburse the Consultants for travel and other out-of-pocket expenses incurred by the Consultants in connection with rendering services under this Agreement. Any additional consulting services not connected with the "Project" which are authorized by the Company shall be paid at the rate of Two Hundred Dollars ($200.00) per hour plus any out-of-pocket expenses approved by the Company.

MANUFACTURING AND SUPPLIES

     The Company manufactures a patented waste volume reduction system which enables users to reduce the volume of generated waste by 50% to 90%, depending upon the type of waste, containment trays, recirculation systems and solution transfer systems. This equipment is manufactured on an "as requested" basis.

     The Company sold no waste volume reduction systems for the year ended December 31, 1995 and December 31, 1994 due, in the opinion of the Company, to the effect of the continuing economic conditions and the customers' lack of demand for this form of capital investment. The related manufacturing inventory was reduced by an allowance of $104,410 in 1994, for its obsolescence. The Company will to continue to offer its waste volume reduction system for sale until the inventory is




--------------------------------------------------------------------------------
                                       -5-
depleted, but believes that revenues from such activities, as a percentage of total revenues, will not be significant in the future.

     The Company operates its service department, covering the systems which have been previously sold and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Equipment Sales & Services).

     In the later part of 1994, the chemical manufacturing companies, which supply the chemical reagents to the Company, increased their prices due to the shortages from depleted shipments and recent flooding of the manufacturing facilities in the Mid West. Due to this increase in the Cost of Operations, certain customers of the Company had their price per gallon increased in 1995.

COMPETITION

     Competition in the waste treatment industry is intense and is characterized by continued change and improvement in technology. The market is fragmented and, in the opinion of the Company, no company holds a dominant position.

     The Company believes that its waste recovery process, which results in the recycling of virtually all of the metals present in the waste, is unique and that the same or similar technology is not currently utilized by any other competitor. In June 1995, the Company announced its submission of its patent application on the Company's "Selective Separation Technology". (See Patents and Proprietary Information)

     The Company's competitors utilize a variety of other methods for the treatment and disposal of hazardous and non-hazardous waste, including deep injection wells, landfills, incineration and limited recovery of metals. The Company believes that its recovery process provides a superior alternative to these other methods. Many of the Company's competitors, however, are larger and more established and have substantially greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

     Research and Development of its Patent Pending "Selective Separation Technology" occurred over the years, as a "on-going process". Only those costs directly allocated to Research and Development are represented. For the year ended December 31, 1995, the Company did not incur any costs directly related to research and development. For the year ended December 31, 1994, the Company incurred research and development costs of $6,415. The Company expects it may incur research and development costs in 1996 in connection with additional waste recovery technology. (See Patents and Proprietary Information)

PATENTS AND PROPRIETARY INFORMATION

     The Company is the owner of a United States patent issued in 1988 covering the design and function of the waste volume reduction system.

     In the past, the Company had utilized its unpatented proprietary know-how and techniques in its waste recovery operations. This information is crucial to the Company's operations and business prospects. The Company decided after its years of Research and Development, to begin the process of Patenting its technology. A search was conducted by the Company's Patent attorney which showed that no technologies with the same capabilities of that used by the Company had been patented. In June 1995, the Company announced its submission of its patent application on the Company's current technology "Selective Separation Technology". To date, the Company has incurred costs of $10,437 directly related to its submission of its Patent.

LIABILITY INSURANCE

     The Company maintains pollution legal liability insurance in the amount of $1,000,000 per incident and $2,000,000 in total covering its premises, and automobile liability insurance in the amount of $5,000,000 on its waste transport fleet of two vehicles. To date, the Company has not experienced any material liability claims.




--------------------------------------------------------------------------------
                                       -6-

EMPLOYEES

     The Company currently has 22 full-time and 2 part-time employees. In addition to its two executive officers, the Company employs four chemists (laboratory personnel), a service manager, a treatment manager, a maintenance forman, seven waste treatment employees, five office personnel, one salesperson and two drivers. The Company will hire additional personnel when necessary. None of the Company's employees is represented by a union.

ITEM 2.   PROPERTIES.

     The Company is located in a leased building in North Lindenhurst, New York. The Company occupies approximately 30,000 square feet of space, of the 70,000 square foot building. The Company was notified in February 1995 that the landlord's mortgage holder had started foreclosure action against the landlord. The Company pays, directly to the mortgage holder, the new negotiated rent of $11,375.00 per month. The Company is presently beginning the process for the negotiation on the purchasing of the building from the mortgage holder of the building.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not presently involved in any material legal proceedings.

     On November 1, 1994, the environmental crime unit of Suffolk County District Attorney's Office obtained and utilized a search warrant to initiate an investigation at the Company's headquarters. The Company has hired Mr. Frederick Eisenbud of Cahn Wishod & Lamb, LLP to represent the Company in this matter. (See Note 14 To the Financial Statement: On Going Investigation.)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Inapplicable.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY

SECURITIES AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Electronic Bulletin Board.

     The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's Common Stock as reported by the NASDAQ Electronic Bulletin Board of the National Quotation Bureau, Incorporated.




--------------------------------------------------------------------------------
                                       -7-

     The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                      High       Low
                                      ----       ---
          1993
          ----
             First Quarter             .12       .05
             Second Quarter            .25       .06
             Third Quarter             .12       .05
             Fourth Quarter            .09       .05
          1994
          ----
             First Quarter             .09       .03
             Second Quarter            .10       .05
             Third Quarter             .12       .05
             Fourth Quarter            .11       .04
          1995
          ----
             First Quarter             .09       .05
             Second Quarter            .17       .06
             Third Quarter            .4375      .14
             Fourth Quarter           .34375     .18
          =================           ======     ===

                                       Approximate number of holders
Titles of Class                      of record (as of March 12, 1996)
---------------                      --------------------------------
Common Stock, .00001 par value                    2,500

     The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

DIVIDENDS.

      The Company has never paid a cash dividend on its Common Stock and management has no present intention of paying dividends in the foreseeable future. The policy of the Company is to retain earnings and utilize the funds for Company operations. Further dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 has been obtained from the Companies financial statements. The financial statements for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 were audited by Shapiro Bress & Guidice, P.C., Independent Auditors. The information set forth below should be read in conjunction with such financial statements and the notes thereto.




--------------------------------------------------------------------------------
                                       -8-

                             Year Ended December 31.
                             -----------------------
                              1995       1994       1993       1992      1991
                           --------------------------------------------------
SUMMARY OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA)

Net Revenues                 1,823      1,664      1,709      2,287     2,407
Net Income                    (357)      (857)      (712)      (287)      (37)
EARNINGS PER SHARE         (0.0087)   (0.0218)    (0.020)   (0.0100)   0.0013

SUMMARY OF
BALANCE SHEET

Current Assets                 287        371        604        876       863
Current Liabilities            517        639        667        596       597
Working Capital               (230)      (268)       (63)       280       266

Total Assets                 1,941      2,267      2,889      2,725     2,627
Total Long-Term Debt           290        336        389        290       384
Total Liabilities              807        976      1,056        886       980
Stockholders' equity         1,133      1,291      1,834      1,838     1,647

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

     Results of operations for the year Ending
     -----------------------------------------
     December 31, 1995 as Compared to the Year Ended
     -----------------------------------------------
     December 31, 1994
     -----------------

     The Company's revenues increased 10% to $1,823,390 for the year ended December 31, 1995 ("1995") from revenues of $1,664,974 for the year ended December 31, 1994 ("1994"). The Company attributes such increase in revenues to a number of factors. Management had refocused its emphasis on the waste water recovery "segment" for the best long-term interest of the Company. During 1995 this continuing focus on waste water metal recovery combined with the ability to recover additional wastes, provided for under the new exemptions, has allowed the Company to increase its revenue base.

     Cost of operations decreased to 69% of revenues for 1995 compared to 72% for 1994. The Company attributes this decrease to the continued steps taken by Management to reduce costs. Included in 1994 Cost of Operations is an allowance of $104,410 representing obsolescence of inventory in connection with the Equipment Manufacture and sales and Service segments of the Company's business. In the later part of 1994, the chemical manufacturing companies, which supply the chemical reagents to the Company, increased their prices due to the shortages from depleted shipments and recent flooding of their manufacturing facilities in the Mid West.

     General and administrative expenses decreased by 3% to $859,234 for the year ended December 31, 1995 from $882,613 for the year ended December 31, 1994 due primarily to decreased compensation to management during 1995 and other steps taken by Management to reduce overhead expenses.

     The Company continued to incur expenses related to obtaining the 6NYCRR Sec.373 (Federal Part b) permit. In December 1994 and January 1995, the Company further expanded their exemptions to include characteristic and listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only. The review and approval of the revised permit application has been completed and approved by New York State Department of Environmental Conservation. The Company will be notified by the Deputy Regional Permit Administrator for Region 1 when the permit will be placed in the public commenting period. (See Governmental Regulation; Permit).




--------------------------------------------------------------------------------
                                       -9-

     Research and development expenses in 1995 were $0 as compared to $6,415 in 1994. These expenses were incurred in connection with the continuing development of the Company's technology. In June 1995, the Company announced its submission of its Patent Application for this technology. To date, the Company has incurred costs of $10,437 directly related to this submission.

     The Company incurred a net loss of $357,145 for the year ended December 31, 1995 as compared to a net loss of $857,383 for the year ended December 31, 1994, a decrease of 58%. Depreciation Expense was $298,194 and $312,218 for the years ended December 31, 1995 and 1994 respectively. The write-off certain capitalized permit costs and the reduction by an allowance of certain manufacturing inventory, contributed to the net loss in 1994. (See Note 3 to the Financial Statement: Inventories and Note 18 to the Financial Statement:
Capitalized Permit Costs)

     Results of operations for the year Ending
     -----------------------------------------
     December 31, 1994 as Compared to the Year Ended
     -----------------------------------------------
     December 31, 1993
     -----------------

     The Company's revenues decreased by 3% to $1,664,974 for the year ended December 31, 1994 ("1994") from revenues of $1,709,364 for the year ended December 31, 1993 ("1993"). The Company attributes such decline in revenues to a number of factors. In the second quarter of 1994, the Company lowered its pricing structure for its waste recovery services to become more competitive with its competition. While the Company had increased its customer base during 1994, the current customer base is generating less of a volume due to poor economic conditions in the industries which utilize the Company's services. Furthermore, the Company continued its focus on the Waste Recovery segment of its business as the primary source of revenues. Revenues from the Equipment Manufacture, Sales and Service and Laboratory Analysis segments of its business continued to decline as the Company abandoned its efforts to maintain and increase sales in these areas. Management believes these changes in emphasis are in the best long-term interest of the Company.

     Cost of operations decreased to 72% of revenues for 1994 compared to 73% for 1993. Included in 1994 Cost of Operations is an allowance of $104,410 representing obsolescence of inventory in connection with the Equipment Manufacture and sales and Service segments of the Company's business. Included in 1993 Cost of Operations is an allowance of $112,770 representing obsolescence of inventory in connection with the Equipment Manufacture and Sales and Service segments of the Company's business. In the later part of 1994, the chemical manufacturing companies, which supply the chemical reagents to the Company, increased their prices due to the shortages from depleted shipments and recent flooding of their manufacturing facilities in the Mid West.

     General and administrative expenses decreased by 19% to $882,613 for the year ended December 31, 1994 from $1,092,255 for the year ended December 31, 1993 due primarily to decreased compensation to management during 1994 and other steps taken by Management to reduce overhead expenses.

     The Company continued to incur expenses related to obtaining the 6NYCRR Sec.373 (Federal Part b) permit. In 1994 the regulations changed for companies performing recycling. In the later part of 1994, the Company began receiving characteristic hazardous waste in compliance with 6NYCRR Sec.373-1.1(d), (iv),
(vii), (viii), (xii) and EPA CFR 40-261.6 to begin neutralizing or treatment of hazardous waste resulting from the recycling of characteristic hazardous wastes for the sole purpose of metal recovery. In January 1995, the Company further expanded the above exemption to include listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only.

     The Company is required, as a condition for obtaining the permit, to operate as if the permit were already in place resulting in expenditures for equipment, personnel and systems without the ability to generate any revenues from the processing of the additional waste streams until the storage permit is issued.




--------------------------------------------------------------------------------
                                      -10-

     Research and development expenses in 1994 were $6,415 as compared to $29,131 in 1993. These expenses were incurred in connection with the continuing development of the Company's technology. In April 1995, the Company will be submitting its Patent Application for this technology.

     The company incurred a net loss of $857,383 for the year ended December 31, 1994 as compared to a net loss of $711,714 for the year ended December 31, 1993, an increase of 20%. This increase was attributed to the write-off of Capitalized Permit costs of $366,285 and the manufacturing inventory being reduced by an allowance of $104,410.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its working capital requirements during the past five years from cash flow generated by operations, the proceeds of its initial public offering in 1987, the proceeds of subsequent public warrant exercises and private placements of Common Stock. The Company's original plant and equipment needs were funded through an SBA loan, which has been paid in full, and the Company borrows funds from a bank from time to time on a short-term or installment basis. The Company also utilizes lease/purchase arrangements to finance equipment acquisitions. All of the Company's current bank loans and lease financing obligations are guaranteed by the Company's two executive officers.

     In December 1992, the Company commenced a private offering of 5,000,000 shares of Common Stock at $0.10 per share. Gross proceeds of $384,000 were received by December 31, 1992, and an additional $216,000 was received thereafter. Of the $568,636 net proceeds of the offering, $232,071 was used for working capital purposes including reduction of accounts payable and $63,787 was applied to the 1992 insurance premium, with the remaining $273,000 used for the purchase and lease of additional equipment under which the Company obligated itself in the amount of $450,000 for the purpose of acquiring waste treatment and recovery equipment needed to expand the facility. The Company was required to provide collateral of $100,000 which was being held in an interest-bearing certificate of deposit. The leasing company recorded a perfected security interest on the equipment acquired under the lease financing. The payment terms on the lease originally provided for monthly payments of $9,625 over a 60 month period, bearing interest at 10.5%. In March 1994, the Company entered into a restructuring agreement with respect to this capital lease obligation whereby the remaining balance due under the lease has been reduced by $100,000 thereby reducing the monthly payments to $6,475 over a 60-month period bearing interest at 10.51%. In February 1996, the Company and the leasing company agreed to a one year modification of the lease, starting in February 1996, to two monthly payments of $7,500.00 and each month thereafter $5,000.00 and at which time the entire note will be rewritten.

     In 1994, the Company began an additional private placement of 5,600,000 shares of Common Stock at $0.125 per share for an aggregate purchase price of $700,000 and with underlying Class A and B warrants at $0.125 and $0.18 respectively. Gross proceeds of $576,500 were received by December 31, 1994, with $123,500 in 1995. The proceeds of this offering were used to pay expenditures incurred in connection with the 6NYCRR Sec.373 (Federal Part b) permit application, working capital and retiring debt.

     In February 1994, Robert Misa, a director of the Company furnished $60,000 and another stockholder furnished $25,000 as collateral for an $85,000 loan to the Company from Fleet Bank. The loan bears interest at the prime rate, is payable interest only for the first two years, and thereafter payments of principal and interest will be required from the Company. In consideration for furnishing the collateral, the Company will either issue Common Stock at a purchase price of $.125 per share upon maturity of the loan or ten-year options to purchase 30,000 shares of Common Stock at an exercise price of $.10 per share for each $10,000 of collateral furnished. In April 1994, the stockholder who furnished the $25,000 converted his loan to shares of common stock pursuant to the 1994 private placement offering. It was agreed by the Company and Robert Misa that in July 1995, the collateral was used to pay the loan in full. In April 1996, Robert Misa will receive 484,000 shares of Common Stock under the terms and conditions of the agreement.




--------------------------------------------------------------------------------
                                      -11-

     To date, the Company's operations have not been adversely affected by inflation; however in the later part of 1994, the chemical manufacturing companies increased their prices due to the shortages from depleted shipments and recent flooding of the manufacturing facilities in the Mid West.

     The Company had negative cash flow of -$893 at December 31, 1995 and a negative cash flow of -$2,318 at December 31, 1994, primarily attributable to decreases in operating losses, purchases of equipment, intangible and other assets and a decrease in employee compensation.

     Working capital at December 31, 1995 was -$229,881 as compared to -$267,995 at December 31, 1994.

     At December 31, 1995 total long-term debt and capital lease obligations were $0 and $290,157 respectively. The Company has no other material commitments for capital expenditures.

     The Company continues to take steps, which were started in March 1994 to reduce overhead expenses and direct costs in an effort to eliminate the negative cash flow from operations. The Company has restructured its capital lease obligation to provide for lower monthly payments and negotiated with the mortgage holder of the property for a lower monthly rent. If the cash flow is not so improved and there is a significant delay in the Company's receipt of its 6NYCRR Sec.373 (Federal Part b) permit, the Company will require additional working capital. There is no assurance that such funds will be available for either long-term or short-term, or if available, on terms which will be acceptable to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Exhibit A attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS.

                                             Other Capacities
                         Period Served       in which currently
Name             Age     as Director         serving
----             ---     -------------       ------------------
Larry Kreisler    49     Since 1984          Chairman
                                             President
Kathi Kreisler    45     Since 1984          Vice President
                                             Secretary, Treasurer
Robert Misa       40     Since 1991          Vice President
Arthur Holland    66     Since 1984          None

     Kathi Kreisler is a Co-founder of the Company and served as its President from 1984 through December 1994. She has been a Director since March 1984. In January 1995, Ms. Kreisler accepted the Board nomination to serve as Vice President, Secretary Treasurer of the Company. From 1979 to 1984, Ms. Kreisler was a principal in Kreisler Bags (subsequently incorporated as Kreisler Bags and Filtration, Inc.), the predecessor of the Company. Ms. Kreisler is the wife of Larry Kreisler.

     Larry Kreisler is a Co-founder of the Company and has been its Chairman of the Board and a Director since March 1984. He served as Vice-President, Secretary Treasurer from March 1984 through December 1994. In January 1995, Mr. Kreisler accepted the Board nomination to serve as President of the Company. From 1973 to 1984 Mr. Kreisler managed pollution treatment systems for several companies in the metal finishing industries. Mr. Kreisler is the husband of Kathi Kreisler.




--------------------------------------------------------------------------------
                                      -12-

     Arthur Holland has been a Director of the Company since March 1984. Mr. Holland has been the owner and President of W&A Holland, Inc., a supplier and service company for equipment to the metal finishing industry since 1975. Mr. Holland is a chemical engineer.

     Robert Misa has been a Director of the Company since January 1991 and Vice President since January 1994. Mr. Misa has been the owner of Caro-Bob Plumbing Supply, Inc. since 1974. Prior to that he owned and was engaged in various other plumbing supply businesses.

     The Directors of the Company are elected at the annual meeting of stockholders, and serve until the next annual meeting of stockholders. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors, subject to the terms and conditions of the employment agreements described below. There are no arrangements or understandings between any of the Directors of the Company and any other person pursuant to which such person was selected as a Director of the Company. Other than Mr. and Ms. Kreisler, there are no other family relations between any directors or officers of the Company.

IDENTIFICATION OF EXECUTIVE OFFICERS.

Name                Age                 Current Office Held
----                ---                 ------- ------ ----
Larry Kreisler      49                  Chairman,
                                        President
Kathi Kreisler      45                  Vice President
                                        Secretary, Treasurer
Robert Misa         40                  Vice President

     Currently, there is no fixed term of office for any executive officer and all officers serve at the discretion of the Board of Directors. Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer.

     For a description of the backgrounds of Ms. Kreisler, Mr. Kreisler and Mr. Misa see Identification of Directors.

     The information in the above tables is based in part upon information furnished by the respective persons listed above, and, in part, upon records of the Company.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal year ended December 31, 1995 to or on behalf of the Company's President and the one other named executive officer of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:




--------------------------------------------------------------------------------
                                      -13-



                                   SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                        Annual Compensation              Compensation
                                  -------------------------------        ------------
Name and
Principal                         Salary ($)   Bonus ($)   Other Annual      Awards,       All Other
Position               Year                                Compensation  Options/SARs(#)  Compensation

Kathi Kreisler,        1995         $2,153         -            -              -               -
Vice President
                       1994        $17,308         -            -              -               -
Larry Kreisler,        1995       $146,294         -         $26,000           -            $9,000
President
                       1994        $65,157         -         $61,000           -               -

     There were no stock options granted to the named executive officers for the fiscal year ended December 31, 1995 No stock appreciation rights were granted or exercised during such fiscal year.

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1995 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION VALUES



                                                                          Value of Unexercised in-
                             Value         Number of Securities              the-Money Options at
                            Realized      Underlying Unexercised           FY-End Market Price of
                Shares       Market     Options at Fiscal Year-End           shares at FY-End($)
               acquired   price at FY              (#)                       less exercise price
                              End
Name          on exercise   exercise    Exercisable    Unexercisable     Exercisable  Unexercisable
                  (#)         less
                            exercise
                             price)

Kathi Kreisler     0           -          172,500        7,500,000          N/A           N/A

Larry Kreisler     0           -          172,500        7,500,000          N/A           N/A


EMPLOYMENT ARRANGEMENTS

     The Company had entered into an employment agreement with Kathi Kreisler, as President of the Company, effective January 1, 1993 (the "K. Kreisler Employment Agreement"). The K. Kreisler Employment Agreement provided for a five-year term and an annual base salary of $100,000 for the year ended December 31, 1993, $150,000 for the year ended December 31, 1994 and $175,000 for each year thereafter. The K. Kreisler Employment Agreement also provided for a bonus equal to 4% of the net income before taxes of the each calendar year commencing January 1, 1993, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. In March 1994, Kathi Kreisler voluntarily agreed to waive the balance of her 1994 salary payments. In January 1995, under mutual agreement between Kathi Kreisler and the Board, Kathi Kreisler became Vice President and Secretary Treasurer of the Company and agreed to alter the existing employment agreement as to Ms. Kreisler's title only. Kathi Kreisler again voluntarily waived receipt of her 1995 salary except for $2153.00.

     Kathi Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the K. Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for "cause", the Company is obligated to pay her all amounts due under the K. Kreisler Employment Agreement which have accrued but are unpaid as of the date of termination.

     The K. Kreisler Employment Agreement also includes non-competition provisions which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.


--------------------------------------------------------------------------------
                                      -14-

     The Company has entered into an employment agreement with Larry Kreisler, as the Chairman of the Board, Vice President and Secretary-Treasurer of the Company, effective January 1, 1993 (the "L. Kreisler Employment Agreement").
The L. Kreisler Employment Agreement provides for a five-year term and an annual base salary of $100,000 for the year ended December 31, 1993, $150,000 for the year ended December 31, 1994 and $175,000 for each year thereafter. The L. Kreisler Employment Agreement also provides for a bonus equal to 4% of the net income before taxes of the each calendar year commencing January 1, 1993, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. Larry Kreisler had waived his 1994 salary increase and in March 1994, agreed to reduce his annual base salary. In January 1995, under mutual agreement between Larry Kreisler and the Board, Larry Kreisler became President of the Company and agreed to alter the existing employment agreement as to Mr. Kreisler's title only.

     Larry Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the L. Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for "cause", the Company is obligated to pay him all amounts due under the L. Kreisler Employment Agreement which have accrued but are unpaid as of the date of termination. The L. Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.

STOCK OPTIONS.

     In October 1992, the Company issued stock options to purchase an aggregate of 690,000 shares of the Company's Common Stock at $.l25 per share to the following individuals. The options are exercisable at any time, during the period December 31, 1992 through December 31, 1997.

         Name                               Number of Shares
         ----                               ------ -- ------

     Kathi Kreisler                             172,500
     Larry Kreisler                             172,500
     Arthur Holland                              86,250
     Robert Misa                                 86,250
     Joseph Casuccio                             86,250
     David Halperin                              86,250

     In addition, the Company issued options to Kathi Kreisler and Larry Kreisler to each purchase 7,500,000 shares of Common Stock for $.125 per share over a five year period commencing on December 31, 1992, subject to the following terms and conditions. The options to purchase 2,500,000 shares are only exercisable if the Company has gross revenues of $3,000,000 for any calendar year during the term of the option, commencing with the year ending December 31, 1993. The options to purchase the second 2,500,000 shares are exercisable only if the Company has gross revenues of $4,000,000 for any calendar year during the term of the option and subsequent to a year in which the Company has gross revenues of $3,000,000. The options to acquire the remaining 2,500,000 shares are exercisable only if the Company has gross revenues of $6,000,000 for any calendar year during the term of the option and subsequent to a year in which the Company has gross revenues of $4,000,000.

     The Company granted stock options under a severance agreement with Mr. Vito Russo, the former executive Vice-President of Sales and Marketing. Under this plan, Mr. Russo is granted 5 options to purchase 50,000 shares of common stock, each at a price of $.125 per share. The first expired April 1, 1995 and each subsequent option will expire on April 1 of each consecutive year thereafter. (See Note 9 to the Financial Statement: Stockholders' Equity)


















--------------------------------------------------------------------------------
                                      -15-

STOCK OPTION PLAN

     In January 1987, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") covering 5,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers, of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. To date, no options have been granted under the ISO Plan. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options may not be granted more than ten years from the date of adoption of the ISO Plan. Options granted under the ISO Plan must be exercised within then (10) years from the date of grant. The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination of employment due to death or disability. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1995, certain information concerning stock ownership by all persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

     Name and Address of           Amount and     Percentage
     Beneficial                     Nature of         of
     Holder or Identity of         Beneficial     Outstanding
     Group                          Ownership      Stock (7)
     ------------------------------------------------------------

     Kathi Kreisler                 5,398,175        12.8
     23 Woodleigh Court              (1) (2)
     Holbrook NY 11741

     Larry Kreisler                 5,398,175        12.8
     23 Woodleigh Court              (1) (3)
     Holbrook NY 11741

     Arthur Holland                  762,144          1.8
     48 Roger Drive                    (4)
     Port Washington NY

     Robert Misa                    1,367,554         3.2
     289 Bay Avenue                    (5)
     Huntington Bay, NY 11743

     Stephen Jerome                 2,009,000         4.8
     18 Johnson Court
     Cresskill NJ 07626

     All Officers & Directors      12,449,744        29.5
     as a group (four persons)         (6)

1) Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of Common Stock owned by the other.

2) Includes 172,500 shares of Common Stock underlying options exercisable within 60 days of the date of this Offering Memorandum. Does not include 7,500,000 shares of Common Stock issuable upon exercise of non-currently exercisable options.






















--------------------------------------------------------------------------------
                                      -16-

3) Includes 172,500 shares of Common Stock underlying options exercisable within sixty (60) days of the date of this Offering Memorandum. Does not include 7,500,000 shares of Common Stock issuable upon exercise of non-currently exercisable options.

4) Includes 86,250 shares of Common Stock underlying options exercisable within 60 days of the date of this Offering Memorandum.

5) Includes 86,250 shares of Common Stock underlying options exercisable within 60 days of the date of this Offering Memorandum.

6) Includes the 517,500 shares of Common Stock subject to currently exercisable options, as set forth in footnotes 2, 3, 4 and 5.

7) Does not include an aggregate of 5,172,500 shares of Common Stock issuable upon exercise of (i) options available for grant under the Company's Stock Option Plan and (ii) options granted to individuals other than officers, directors and principal stockholders of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1992, the Company purchased supplies and components from Caro-Bob Plumbing Supply, Inc. (Caro-Bob"), a company owned by Robert Misa, a director of the Company, for an aggregate of approximately $37,693. In August 1992, the Company issued 300,000 shares of Common Stock to Mr. Misa in payment of $30,000 of the outstanding amount due. In April 1996, Caro-Bob Plumbing Supply will receive, as agreed, 480,000 shares, at $0.125 per share, in lieu of money for purchases made by the Company for supplies and components during the past few years.

     In February 1991, the Company borrowed $187,000 from JC Associates, Inc. Lenore Holland, the wife of Arthur Holland, a director of the Company, is a principal stockholder of JC Associates, Inc. The note was payable in three annual principal and interest (15% per annum) payments. At the option of the lender payment was made in the form of Common Stock of the Company in lieu of cash. In September 1992, the company issued 906,250 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $28,125. In 1993, the Company issued 812,500 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $18,750. In 1994, the Company issued 718,750 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $9,375.

     Kathi and Larry Kreisler have personally guaranteed the Company's obligations under four capital leases and three operating leases. At December 31, 1995, the Company's obligations under such leases and note aggregated $374,500 versus $604,133 at December 31, 1994.

     In February 1994, Robert Misa, a director of the Company, furnished $60,000 and another stockholder furnished $25,000 as collateral for an $85,000 loan to the Company from Fleet Bank. The loan bears interest at the prime rate, is payable interest only for the first two years, and thereafter payments of principal and interest will be required from the Company. In consideration for furnishing the collateral, the Company will either issue Common Stock at a purchase price of $.l25 per share upon maturity of the loan or ten-year options to purchase 30,000 shares of Common Stock at an exercise price of $.10 per share for each $10,000 of collateral furnished. In April 1994, the stockholder who furnished the $25,000 converted his loan into shares of common stock pursuant to the Company's 1993/94 private placement offering. It was agreed by the Company and Robert Misa that in July 1995, the collateral was used to pay the loan in full. In March 1996, Robert Misa will receive 484,000 shares of Common Stock under the terms and conditions of the agreement.

     The Company issued stock under S-8 Consulting agreement to RTP Environmental Associates for consulting work done in relationship to the 6NYCRR 373 permit and other permits required by the Company. RTP Environmental Associates received 400,000 shares of the Company's common stock, valued at $.125 per share. The Company intends to issue stock to retire certain vendor accounts payable debt in 1996 to Halperin & Halperin, P.C. and Steven Feldman, Esq. (Patent Attorney).

     In June of 1995, the Company signed an agreement with M.H. Meyerson & Co. to perform investment banking services for the Company. Such services may include but are not limited to









--------------------------------------------------------------------------------
                                      -17-
assistance in mergers, acquisitions, internal capital structuring, placement of new debt and equity issues all with the objective of accomplishing the Company's business and financial goals. In consideration of the services previously rendered and to be rendered by M.H. Meyerson, warrants to purchase a total of 1,500,000 shares of Company's Common Stock with an exercise price of $0.15 per share with demand and piggy back registration rights.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.

     (a) The following financial statements are included in Part II, Item 8 and are attached hereto:
          i)   Balance Sheets
               a)   December 31, 1995
               b)   December 31, 1994
          ii)  Statements of Income Years Ended
               a)   December 31, 1995
               b)   December 31, 1994
               c)   December 31, 1993
          iii) Statements of Stockholders' Equity
               a)   January 1, 1993 to December 31, 1995.
          iv)  Statements of Cash Flow Years Ended
               a)   December 31, 1995
               b)   December 31, 1994
               c)   December 31, 1993
          v)   Notes to Financial Statements

     (b)     Reports on Form 8-K.
             --------------------

           No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year.

     (c)  Exhibits.
          ---------

Exhibit
Number                             Description
-------                            -----------
     10.1*  -  Lease for premises at 1110-A Farmingdale Road, North Lindenhurst,
               New York, dated January 12, 1986.
     10.2*  -  Lease/purchase agreement between the Company and Wasco Funding
               Co. dated March 24, 1993.
     10.3*  -  Loan Agreement between the Company and Apple Bank dated October
               22, 1990.
     10.4*  -  Loan Agreement between the Company and JC Associates, Inc. dated
               February 15, 1991.
     10.5*  -  Employment Agreement between the Company and Larry Kreisler dated
               October 15, 1992.
     10.6*  -  Employment Agreement between the Company and Kathi Kreisler dated
               October 15, 1992.
     10.7*  -  Employment Agreement between the Company and Vito M. Russo dated as of February 1, 1993.
     10.8** - Amended Lease/purchase agreement between the Company and Wasco Funding Co. dated March 25,1994.

* Reference is made to the exhibits (bearing the same numbers as those set forth above) to the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).

** Reference is made to the exhibits (bearing the same numbers as those set forth above) to the annual report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 33-20954).




















--------------------------------------------------------------------------------
                                      -18-

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   KBF POLLUTION MANAGEMENT, INC.
            --------------------------------------------------------------------

By (Signature and Title  /s/ Larry Kreisler
                       ---------------------------------------------------------
                        LARRY KREISLER, PRESIDENT

Date:     MARCH 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title  /s/ Larry Kriesler
                       ---------------------------------------------------------
                        LARRY KREISLER, CHAIRMAN OF THE BOARD,
                                        PRESIDENT,
                                        DIRECTOR

Date:     MARCH 15, 1996



By (Signature and Title  /s/ Kathi Kriesler
                       ---------------------------------------------------------
                        KATHI KREISLER, VICE PRESIDENT,
                                        SECRETARY, TREASURER,
                                        DIRECTOR

Date      MARCH 15, 1996














--------------------------------------------------------------------------------
                                      -19-

                         KBF POLLUTION MANAGEMENT, INC.

                          AUDITED FINANCIAL STATEMENTS


                     DECEMBER 31, 1995 AND DECEMBER 31, 1994













































































--------------------------------------------------------------------------------
                                      -20-

                                TABLE OF CONTENTS
                                -----------------


                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------








INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . . . . . . . . 22

BALANCE SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)  . . . . . . . . . . . . . . . . 24

STATEMENT OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

STATEMENT OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 29



































































--------------------------------------------------------------------------------
                                      -21-

[LOGO]   Shapiro Bress & Guidice P.C.                          Tel: 516-932-0404
         CERTIFIED PUBIC ACCOUNTANTS                           Fax: 516-932-7882



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have audited the accompanying balance sheets of KBF Pollution Management, Inc. as of December 31, 1995 and 1994, and the related statement of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has significant operating losses, working capital deficiency, and is delinquent on its largest capital lease obligation, raising substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                     /s/ Shapiro Bress & Guidice P.C.

Jericho, New York
February 24, 1996




                                    -1-

                  366 N. Broadway Suite 317, Jericho, NV 11753

                                    EXHIBIT A
                                    ---------

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                     12/31/95        12/31/94
                                                     --------        --------
CURRENT ASSETS:
--------------

 Cash                                               $  11,025      $  11,918
 Cash - Restricted (Note 17)                           27,500         27,500
 Trade Accounts Receivable (Net of
  allowance for doubtful accounts
  of $26,657 & $24,523)                               186,648        220,705
 Inventories (Notes 2 & 3)                             13,369         35,676
 Prepaid Expendable Supplies                           18,993         15,851
 Other Prepaid Expenses
                                                       29,697         60,063
                                                    ---------       --------

     Total Current Assets                             287,232        371,713

FIXED ASSETS (NOTES 4 & 8):
--------------------------

 Property, Equipment & Improvements
  (Net of Accumulated Depreciation &
     Amortization of $1,248,829 & $1,039,205)       1,205,621      1,420,472
 Leased Property under Capital Leases
    (Net of Accumulated Depreciation &
    Amortization of $369,881 & $304,592)              175,968        214,786
 Non Expendable Stock, Parts & Drums                  139,368        139,222
                                                      -------      ---------

     Total Fixed Assets, Net                        1,520,957      1,774,480


OTHER ASSETS:
------------

 Cash Surrender Value - OLI                             8,957         11,639
 Security Deposits                                      9,381         18,069
 Patent (Net of Accumulated Amortization
      of $8,772 & $7,576) (Note 5)                     22,764         12,753
 Capitalized Permit Costs (Note 18)                     1,655         78,430
                                                     --------       --------
      Total Other Assets                              132,757         20,891
                                                     --------       --------

          TOTAL ASSETS                             $1,940,946     $2,267,084
                                                   ==========     ==========


                 See accompanying notes and accountant's report.










--------------------------------------------------------------------------------
                                      -23-

                                    EXHIBIT A
                                    ---------

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------

                                  BALANCE SHEET
                                  -------------

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------



                                                    12/31/95       12/31/94
                                                    ---------      --------

CURRENT LIABILITIES:
-------------------

 Accounts Payable - Trade                         $  335,419     $  355,150
 Accrued Expenses (Note 19)                           76,062         83,429
 Taxes Withheld & Accrued                             13,259         13,771
 Current Portion of Long-Term
   Debt (Note 6)                                      21,637         67,971
 Current Portion of Capital Lease
   Obligations (Note 8)                               70,736        119,387
                                                  ----------       --------

   Total Current Liabilities                         517,113        639,708


LONG-TERM LIABILITIES:
---------------------

 Long-Term Debt (Note 6 & 7)                               0         11,986
 Long-Term Lease Obligations (Note 8)                290,157        324,215

   Total Long-Term Liabilities                       290,157        336,201

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 9):
---------------------------------------

Com. Stock par value .00001 per sh.
Authorized - 500,000,000 shares
Issued & Outstanding
   Dec. 31, 1995 - 42,216,213                            423           407
   Dec. 31, 1994 - 40,619,045
Capital in Excess of Par Value                     4,201,061     4,001,431
Retained Earnings (Deficit)                       (3,067,808)   (2,710,663)
                                                  ----------    ----------
  Total Stockholders' Equity (Deficit)
                                                   1,133,676     1,291,175
                                                 -----------   -----------

TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY (DEFICIT)             $1,940,946    $2,267,084
                                                  ==========    ==========




                 See accompanying notes and accountant's report.












--------------------------------------------------------------------------------
                                      -24-

                                    EXHIBIT A
                                    ---------

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------

                               STATEMENT OF INCOME
                               -------------------


                                        YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         12/31/95     12/31/94     12/31/93
                                         --------     --------     --------


REVENUES                              $ 1,823,390  $ 1,664,974   $ 1,709,364
--------
LESS: Cost of Operations                1,266,397    1,205,607     1,249,061
----                                    ---------    ---------     ---------

Gross Profit                              556,993      459,367       460,303

LESS: General & Admin. Expenses           795,812      785,203     1,001,585
----
  Research & Development Costs                  0        6,415        29,131
  Advertising                               6,295       43,886        25,201
  Maintenance & Repairs                    57,127       53,524        65,472
                                       ----------   ----------   -----------

Operating Income (Loss)                  (302,241)    (429,661)     (661,086)

OTHER INCOME (EXPENSES):
-----------------------

Other Income                                6,608       34,808       31,914
Interest Income                               975        1,098        6,733
Write-off of Capitalized
    Permit Costs                                0     (366,285)           0
Interest Expense                          (59,745)     (92,048)     (84,623)
                                       ----------   ----------   ----------

Income (Loss) before Provision
  for Income Tax                         (354,403)    (852,088)    (707,062)

Less: Income Tax Provision                  2,742        5,295        4,652
                                       ----------   ----------   ----------

NET INCOME (LOSS)                      $ (357,145)  $ (857,383)  $ (711,714)
                                         ========     ========    =========


EARNINGS PER COMMON SHARE: (NOTE 11)
------------------------------------

Income (Loss) from Continuing
  Operations                           $   (.0087)  $   (.0218)  $   (.0200)
                                       ==========   ==========   ==========

NET INCOME (LOSS)                      $   (.0087)  $   (.0218)  $   (.0200)
                                       ==========   ==========   ==========



                See accompanying notes and accountant's report










--------------------------------------------------------------------------------
                                      -25-

                          KBF POLLUTION MANAGEMENT, INC
                          -----------------------------

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   -------------------------------------------

                      JANUARY 1, 1993 TO DECEMBER 31, 1995
                      ------------------------------------



                                                         Common Stock
                             Common Stock              Purchase Warrants               Capital In      Retained
                          (Par Value $.00001)        (Stated Value $.0001)               Excess        Earnings
                                Shares       Amount         Warrants         Amount      of Par        (Deficit)        Total
                             --------------------------------------------------------------------------------------------------
BALANCE , January 1, 1993    32,064,658        $321               0              0    $2,979,499     ($1,141,564)    $1,838,256

Common Stock issued           5,892,501          59                                      707,191                        707,250

Rounding                                                                                                      (1)            (1)

NET LOSS for the Year Ended
December 31, 1993                                                                                       (711,714)      (711,714)
                             --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993   37,957,159         380               0              0     3,686,690      (1,853,279)     1,833,791

Common Stock issued           2,661,889          27                                      314,740                        314,767

Rounding                                                                                       1              (1)             0

NET LOSS for the Year Ended
December 31, 1994                                                                                       (857,383)      (857,383)
                             --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994   40,619,045         407               0              0     4,001,431      (2,710,663)     1,291,175

Common Stock issued           1,567,168          16               0              0       199,630                        199,646

Rounding

NET LOSS for the Year Ended
December 31, 1995                                                                                       (357,145)      (357,145)
                             --------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995   42,216,213        $423               0              0    $4,201,061     ($3,067,808)    $1,133,676







See accompanying notes and accountant's report.












--------------------------------------------------------------------------------
                                      -26-

                                    EXHIBIT A
                                    ---------

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                           YEAR ENDED      YEAR ENDED       YEAR ENDED
                                            12/31/95        12/31/94         12/31/93
                                            --------        --------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

 Cash Received from Customers             $ 1,802,046     $ 1,675,277     $ 1,695,288
 Cash Paid to Suppliers & Employees        (1,742,432)     (1,660,846)     (1,805,843)
 Interest & Dividends Received                    975           1,380             255
 Interest Paid                                (43,007)        (90,382)        (68,871)
 Income Taxes Paid                             (4,215)         (5,393)         (9,842)
                                          -----------     -----------     -----------

Net Cash Provided (Used) by
Operating Activities                           13,367         (79,964)       (189,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

   Cash Purchases of Equipment                (44,525)        (54,359)       (333,077)
   Cash Purchases of Intangible &
     Other Assets                             (13,062)        (54,121)       (142,895)
   Proceeds from Disposal of Assets                 0               0           4,369
                                          -----------     -----------     -----------
Net Cash Provided (Used) in Investing
Activities                                    (57,587)       (108,480)       (471,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

   Proceeds from Sale of Stock &
     Warrants                                 125,500         186,500         626,000
   Proceeds from Long-Term Debt                     0         101,586               0
   Repayment of Long-Term Debt &
     Capital Lease Obligations                (82,173)       (101,960)       (112,787)
                                          -----------     -----------     -----------

Net Cash Provided (Used) by Financing
Activities                                     43,327         186,126         513,213
                                          -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                  (893)         (2,318)       (147,403)

CASH at Beginning of Year                      11,918          14,236         161,639
                                          -----------     -----------     -----------

CASH at End of Year                       $    11,025     $    11,918     $    14,236
                                          ===========     ===========     ===========

                 See accompanying notes and accountant's report.









--------------------------------------------------------------------------------
                                      -27-

                                    EXHIBIT A
                                    ---------

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                             YEAR ENDED    YEAR ENDED    YEAR ENDED
                                              12/31/95      12/31/94      12/31/93
                                              ------------------------------------

RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
------------------------------

NET INCOME (LOSS)                           $ (357,145)   $ (857,383)   $ (711,714)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation                                 298,194       312,218       261,055
  Amortization                                   1,196         1,196         1,196
  Cash value of Officer's Life Ins.              2,682         1,986         1,550
  Accounts Payable paid in stock                50,000             0             0
  Consulting Fees Paid in Stock                (31,392)       31,392             0
  Interest Expense paid in stock                     0         9,375        18,750
  Bad Debts                                      2,134          (724)      (18,569)
  Write-off of Permit Costs                          0       333,854             0
 (Gain) Loss on Disposal of Equip.              (6,000)            0        24,675

 (Increase) Decrease in:
    Trade Accounts Receivable                   31,923         7,236        14,076
    Inventories                                 22,307        83,680       132,619
    Prepaid Expenses & Deposits                 27,224         1,590        (1,558)
    Interest Receivable                              0         2,478        (2,478)
    Non-Expendable Stock, Parts & Drums           (146)

  Increase (Decrease) in:
    Accounts Payable                           (19,731)       44,715        88,358
    Withholding Taxes Payable                     (512)       (2,212)       (7,219)
    Accrued Expenses                            (7,367)      (49,365)       10,246
                                            ----------    ----------    ----------

                                            $   13,367    $  (79,964)   $ (189,013)
                                            ==========    ==========    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
----------------------------------

Capital lease obligations incurred
 for the lease of equipment.                $       0     $    9,982    $  362,651
                                            =========     ==========    ==========

Common Stock issued for the repayment of
principal and interest on loan  (Note 7).   $       0     $   71,875    $   81,250
                                            =========     ==========    ==========

Common Stock issued for the payment of
accounts payable.                           $  50,000     $        0    $        0
                                            =========     ==========    ==========



                 See accompanying notes and accountant's report.







--------------------------------------------------------------------------------
                                      -28-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 1995
                                -----------------


NOTE 1 - BUSINESS DESCRIPTION
-----------------------------

KBF Pollution Management, Inc. (the Company) was incorporated in the State of New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of .00001 Par Value Common stock. The Company is actively engaged in the recovery, recycling and transportation of metal-bearing hazardous and non-hazardous wastes predominantly in the Northeast region.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Revenue Recognition
-------------------

Recovery service revenues are recognized and invoiced as such services are completed.

Inventories
-----------

Inventories are valued at the lower of average cost or market, using the FIFO method.

Depreciation and Amortization
-----------------------------

Property and equipment are depreciated for financial reporting and tax purposes using the straight line method over the estimated useful lives of the assets. Leasehold improvements are removable and are amortized over their useful lives. Useful lives are estimated between 5 and 10 years. The patent is being amortized over 17 years.

Use of Estimates
----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.

These estimates and assumptions affect the reported amounts of assets and liabilities , the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

NOTE 3 -  INVENTORIES
---------------------

Inventories are comprised of the following major categories:

                           12/31/95          12/31/94
                           --------          --------
Shipping Supplies            4,770             9,889
Reagents                     8,599            25,787
                             -----            ------
                          $ 13,369          $ 35,676
                           =======            =======

The Company has reclassified its drum and service stock/parts inventory as fixed assets to more accurately present these items in line with their actual use. The Company did not purchase any drums or service parts in 1995. The drums and the service stock/parts have an extended life and are being utilized by the Company in its operations. The 1994 financial statements have been restated to conform with the 1995 classification of drums and service stock/parts as fixed assets as opposed to inventory.

Due to the Company's focus on its waste services as opposed to equipment manufacture sales and service, the related inventory has been reduced by an allowance of $104,410 in 1994.











--------------------------------------------------------------------------------
                                      -29-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

NOTE 4 -  FIXED ASSETS
----------------------

Fixed assets are categorized and listed below:
                                                     Balance     Additions   Retirements    Balance
Property, Equipment & Improvements                 at 12/31/94     1995         1995      at 12/31/95
----------------------------------                 -----------     ----         ----      -----------
Facility                                           $ 1,550,250  $  7,046             0   $ 1,557,296
Office Equipment, Computers
        &  Furnishings                                 214,523     2,208             0       216,731
Manufactured Equipment Leased Out                       72,999         0             0        72,999
Equipment                                              472,836     3,023       (23,505)      452,354
Leasehold Improvements                                 149,069     6,000             0       155,069
                                                   -----------  --------    ----------   -----------

      SUB TOTAL                                      2,459,677  $ 18,277    $  (23,505)  $ 2,454,449
                                                                ========    ==========     ---------
Less: Accumulated Depreciation
      and Amortization                              (1,039,205)                           (1,248,828)
                                                    ----------                            -----------
      NET                                           $1,420,472                           $ 1,205,621
                                                     =========                            ==========
Leased Equipment Under Capital Leases
-------------------------------------
Office Equipment & Furniture                           135,039         0             0       135,039
Equipment                                              384,339    26,471             0       410,810
                                                   -----------  --------    ----------    ----------

     SUB TOTAL                                         519,378  $ 26,471    $        0       545,849
                                                                ========    ==========    ----------
Less: Accumulated Amortization                        (304,592)                             (369,881)
                                                   -----------                            ----------

     NET                                            $  214,786                           $   175,968
                                                    ==========                           ===========

Depreciation Expense was $298,194 and $312,218 for the years ended December 31, 1995 and 1994 respectively.

NOTE 5 - PATENT
---------------

The Company obtained a United States patent on its waste volume reduction unit and method in August, 1988. The costs incurred to obtain the patent have been capitalized and are being amortized over a 17 year life.

The Company has decided to patent its previously unpatented proprietary know how and techniques in waste recovery and recycling operations. In June 1995, the Company announced its submission of its patent application relating to its
current selective separation technology.   To date the Company has incurred
costs of $10,437 on submission of this patent.

NOTE 6 -  LONG-TERM DEBT
------------------------

Long-term debt consists of the following:


                                                                12/31/95         12/31/94
                                                                --------         --------
Note payable to Apple Bank payable monthly at
$833.33 plus interest at 2% over prime.  This obligation is
personally guaranteed by two of the Company's Officer's        $       0        $  2,502
Line of Credit with Fleet Bank bearing interest at a rate
of 8.5% per annum.                                                     0          56,018

Note Payable to Vito Russo payable in weekly installments
of $200 for 120 weeks, bearing interest at 5.63%.                 21,637          21,437
                                                               ---------        --------
          Total Long-Term Debt                                    21,637          79,957
          Less: Current Portion                                   21,637          67,971
                                                               ---------        --------
          Long-Term Portion                                    $       0        $ 11,986
                                                               =========        ========







--------------------------------------------------------------------------------
                                      -30-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------
NOTE 7 - NOTES PAYABLE
----------------------

In order to finance various costs in connection with the Company's Part 373(b) permit, it borrowed $187,500 during the first quarter of 1991 from a corporation
whose shareholders include certain advisors of the Company.   Principal and
interest were paid by the issuance of stock in lieu of cash. As of February 1994 the loan was satisfied. The terms are more fully described in Note 6.

The impact on stockholder's equity as caused by the lender's decision to receive common stock in lieu of cash payments through February 15, 1994, is listed below:

                                  Common Stock                 Capital In
                                Par Value .00001                Excess of
                                ----------------
                                     Shares          Amount       Par        Total
                                     ------          ------       ---       ------
          Feb. 15, 1992             906,250         $     9    $ 90,616   $  90,625
          Feb. 15, 1993             812,500               8      81,242      81,250
          Feb. 15, 1994             718,750               7      71,868      71,875
                                    -------          ------    --------    --------
                                  2,437,500         $    24    $243,726   $ 243,750
                                  =========         =======    ========    ========

NOTE 8 - LEASES
---------------

The Company leases various equipment under capital leases. It also leases certain equipment under noncancellable operating leases which expire in various years through 1996.

In March 1994, the Company entered into a restructuring agreement on their largest capital lease obligation. Originally, the Company obligated itself on this capital lease for $450,000 with collateral of $100,000 being held in a restricted interest-bearing Certificate of Deposit. The payment terms on the lease were for monthly payments of $9,625 over a sixty month period, bearing interest at 10.5% per annum.

Upon restructuring, the balance of the lease was reduced by $100,000, utilizing the restricted Certificate of Deposit. Under this modified lease, the payment terms call for monthly payments of $6,475 over a sixty month period, bearing interest at a rate of 10.51% per annum. The Company is in arrears on the payment of this obligation, and is currently negotiating with the lessor to restructure the debt.

The Company's base rent for the space it occupied during 1995 was $89,278.

Due to a foreclosure action involving the landlord and the landlord's mortgage holder, the Company presently has no formal lease and is paying an agreed upon rent from month to month.

Rental expense under non-cancelable operating leases is as follows:

                                     1995          1994           1993
                                     ----          ----           ----
     Vehicles and equipment         24,849        18,919         47,067
                                    ------        ------         ------
          Total                   $ 24,849      $ 18,919       $ 47,067
                                    ======      ========       ========

Future minimum payments under capital leases and noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1995.

                                    Capital    Operating
                                    Leases       Leases
                                    ------       ------
           1996                   $ 112,822    $ 13,606
           1997                     110,516           0
           1998                      95,464           0
           1999                      77,700           0
           2000                      58,275           0
           Thereafter                     0           0
                                  ---------   ---------
Total minimum lease payments        454,777   $  13,606
                                              ==========








--------------------------------------------------------------------------------
                                      -31-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

                                          Capital    Operating
                                          Leases       Leases
                                          ------       ------
Amounts representing interest            (93,884)
                                        --------
        Present value of net minimum
        lease payments remaining         360,893
        Less: Current portion             70,736
                                       ---------
        Long -Term Portion            $  290,157
                                      ==========

On all capital leases, the equipment under lease is pledged toward the lease
----------------------------------------------------------------------------
obligation.
-----------

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Public Offering of Company Common Stock
---------------------------------------

In June 1994, the Company offered for sale 5,600,000 units for an aggregate price of $700,000 through a private offering. The offering price per unit was $.125 per unit. Each investor was required to invest a minimum of $5,000 (40,000 units). Each unit consists of one share of common stock, with a par value of $.00001 per share, and one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one redeemable Class B warrant during the one year period, commencing with the offering date, with an exercise price of $.125. Each Class B warrant entitles the holder to purchase one share of common stock during the two year period commencing with the offering date, at a price of $.18 per share.

There was no minimum proceed requirement to be met by the Company in order to complete the offering.

At the financial statement date, all unexercised Class A warrants have expired. All unexpired Class B warrants expire between August and October 1996.

Incentive Stock Plan
--------------------

In January, 1987, the Company adopted an Incentive Stock Option Plan pursuant to which 5,000,000 shares of common stock of the Company were reserved for insurance upon exercise of options designated as "incentive stock options" under
Section 422A of the Internal Revenue Code of 1954, as amended. No options have been granted as of December 31, 1995.

Stock Options
-------------

In October, 1992, stock options were issued to officers, directors and certain advisors of the company. The option holders in aggregate have the right to purchase 690,000 shares of stock at the exercise price of $.125 per share, no sooner than December 31, 1992, and no later than December 31, 1997.

In addition, the Company issued options to Kathi Kreisler and Larry Kreisler to each purchase 7,500,000 shares of Common Stock for $.125 per share over a five year period commencing on December 31, 1992, subject to the following terms and conditions. The options to purchase 2,500,000 shares are only exercisable if the Company has gross revenues of $3,000,000 for any calendar year during the term of the option, commencing with the year ending December 31, 1993.

The options to purchase the second 2,500,000 shares are exercisable only if the Company has gross revenues of $4,000,000 for any calendar year during the term of the option and subsequent to a year in which the Company has gross revenues of $3,000,000. The options to acquire the remaining 2,500,000 shares are exercisable only if the Company has gross revenues of $6,000,000 for any calendar year during the term of the option and subsequent to a year in which the Company has gross revenues of $4,000,000.








--------------------------------------------------------------------------------
                                      -32-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

The Company granted stock options under a severance agreement with Mr. Vito Russo, the former executive Vice - President of Sales and Marketing. Under this plan, Mr. Russo is granted 5 options to purchase 50,000 shares of common stock, each at a price of $.125 per share. The options provided for herein shall be exercised as follows:

  Option     Exercisable    Number of    Price Per  Expiration Date
  Number         Date         Shares       Share
     1      April 1, 1995     50,000       $.125      Mar. 31,1996
     2      April 1, 1996     50,000       $.125      Mar. 31,1997
     3      April 1, 1997     50,000       $.125      Mar. 31,1998
     4      April 1, 1998     50,000       $.125      Mar. 31,1999
     5      April 1, 1999     50,000       $.125      Mar. 31,2000

The Company entered into an agreement with M.H. Meyerson & Company dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. In consideration of services previously rendered and future services to be rendered to the Company, Meyerson has been granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $.15 per share. To date 1,000,000 warrants have been issued with the balance due to be issued in June 1996. The warrants and the underlying shares can be sold anytime between June 1997 and June 2000. To date, M.H. Meyerson & Co. have not exercised any of the warrants.

NOTE 10 - INCOME TAXES
----------------------

The Company has tax net operating loss carry forwards available to offset future taxable income through 2010.

At December 31, 1995 the Company has tax net operating loss carry forwards expiring as follows:

                             December 31, 2001           $    71,403
                                          2002               491,952
                                          2003               120,270
                                          2004               318,761
                                          2005               116,490
                                          2006                     0
                                          2007               279,456
                                          2008               705,626
                                          2009               850,743
                                          2010               348,301
                                                             -------
                                                         $ 3,303,002
                                                         = =========

NOTE 11 - EARNINGS PER SHARE
                                                        Number of Shares
Common Stock outstanding:                              1995           1994
                                                      ------          -----
     Beginning of Year                             40,619,045     37,957,159
     End of Year                                   42,216,213     40,619,045
     Issued during the year                         1,597,168      2,661,886
Common stock reserved under stock options           2,440,000        940,000
Weighted Average number of outstanding shares      40,922,951     39,297,131

Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.







--------------------------------------------------------------------------------
                                      -33-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

NOTE 12 - RESEARCH & DEVELOPMENT
--------------------------------

The Company spent sums on research and development of its selective separation technology. All research and development costs are expended as incurred. The costs incurred during 1995 and 1994 were $0 and $6,415 respectively.

NOTE 13 - SEGMENT INFORMATION
-----------------------------

The Company operates in one principal segment - waste water recovery facility specializing in recycling metal-bearing hazardous and non-hazardous wastes. In the past the Company reported on three segments: waste water recovery, equipment sales and service, and laboratory analysis. The Company has ceased manufacturing and marketing new equipment and has abandoned its commercial lab operations. The Company's activities in equipment sales and service and in the laboratory analysis are there to support the waste water recycling segment, and are not separate divisions or profit centers.

NOTE 14 - COMMITMENTS & CONTINGENCIES
-------------------------------------

GOING CONCERN
-------------

As shown in the accompanying financial statements, the Company has incurred significant operating losses for each of the three years ended December 31, 1993, 1994 and 1995. At December 31, 1995, the Company's current liabilities exceed its current assets by $229,881. Those factors, as well as the non-performing capitalized lease obligation as discussed below, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company is continuing its efforts towards obtaining the Part 373(b) Permit, which it believes will enhance the Company's ability to achieve higher levels of sales volume. The Company received from the New York State Department of Environment and Conservation notice of complete application for the aforementioned permit, and is continuing its efforts toward final approval. The ability of the Company to continue as a going concern is dependent on achieving significantly higher levels of sales. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ON GOING INVESTIGATION
----------------------

The environmental crime unit of the Suffolk County District Attorney's Office obtained and utilized a search warrant to initiate an investigation at the Company's headquarters on November 1, 1994.

Outside counsel has indicated that conversations with the District Attorney's Office have revealed that the investigation was prompted by allegations that the Company is soliciting and receiving waste which it is not authorized to receive, and discharging that waste into the public sewer system without treatment.

The Company has denied any wrong doing and has cooperated fully with the investigation by the District Attorney's Office since the inception. Larry Kreisler, the Company's President has voluntarily met with representatives of the District Attorney' and answered questions under oath. Mr. Kreisler has offered to return at any time to answer additional questions.

Outside counsel to the Company has indicated that the District Attorney has not yet made a decision whether to submit the case to a grand jury. Counsel has notified the District Attorney that, in the event that the case is submitted to a grand jury, Larry Kreisler would like to testify on behalf of the Company, and will waive immunity from prosecution in order to do so.

Legal counsel has indicated that it is difficult to speculate at this time on whether a grand jury proceeding will take place, and if it does, whether findings will produce reasonable cause to believe that a crime or crimes have been committed by the Company. It is equally as difficult to speculate on what charges might be followed.

The ultimate outcome of this investigation and where it will lead cannot presently be determined.





--------------------------------------------------------------------------------
                                      -34-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

Accordingly, no provision for any liability or limitation on business as usual have been made in the accompanying financial statements.

NON-PERFORMING LEASE OBLIGATION
-------------------------------

The Company is technically in default on its largest capital lease obligation which calls for monthly payments of $6,475 over 60 months. At the balance sheet date, the Company was delinquent in paying in excess of one years scheduled installment payments. Effective February 26, 1996, the Company has structured an agreement with the lessor covering the terms of payment of the obligation through May 15, 1997. The payment terms call for a $7,500 payment on February 26, 1996, and on March 15, 1996, to be followed by twelve consecutive payments of $5,000 to be paid on the fifteenth of each month thereafter. The lessor and the Company have agreed to permanently restructure the obligation on or about May 15, 1997, incorporating the remaining principal and interest. This lease obligation is collateralized by facility equipment that was purchased through the lease financing. Should the lessor commence an action against the Company for non-payment, the collateralized assets are in jeopardy.

EMPLOYMENT CONTRACTS
--------------------

The Company has entered into five year employment contracts with Kathi Kreisler and Larry Kreisler, commencing January 1, 1993. The terms of the contracts call for each one to receive an annual base salary of $100,000 in 1993, $150,000 in 1994 and $175,000 in year 1995, 1996 and 1997. The agreements also provide for a bonus equal to 4% of the Company's net income before taxes for each calendar year during the term of the agreement.

See Note 15 for events that have a material impact on these employment contracts.

NOTE 15 - EMPLOYMENT CONTRACT WAIVERS
-------------------------------------

In March of 1994, Kathi Kreisler and Larry Kreisler voluntarily waived certain compensation due to them under their employment contracts (Note 14). In 1995 Kathi Kreisler received $2,153 in compensation, waiving the balance of the compensation she was entitled to under her employment contract.

NOTE 16 - RESIGNATION OF OFFICER
--------------------------------

Effective March 2, 1994, Vito M. Russo resigned as Executive Vice President of Sales and Marketing. In conjunction with Mr. Russo's resignation, a severance agreement was entered into whereby Mr. Russo is to receive 120 weekly payments of $200 each. In addition, the Company granted stock options to Mr. Russo as more fully discussed in Note 9. To date payments have not commenced nor have any stock options been exercised.

NOTE 17 - CASH RESTRICTED
-------------------------

As a requirement with respect to the Company's Part 373(b) permit application, the Company had to establish an irrevocable letter of credit with a commercial bank in the amount of $27,500. The letter of credit is collateralized 100% by a Certificate of Deposit in the amount of $27,500. The Certificate of Deposit is restricted to remain on deposit at the commercial bank which issued the letter of credit.

NOTE 18 - CAPITALIZED PERMIT COSTS
----------------------------------

The Company has incurred costs as part of the application process required to obtain a Part 373(b) Permit. Prior to a 1994 change in the law, that provided an exemption on the handling of certain hazardous wastes, this permit would have among other things, enabled the Company to process a broader category of waste streams than it was then permitted to handle at the time. The exemption provided by the change in the law effectively allowed the Company to process additional hazardous waste streams without the need for the Part 373(b) Permit. The Company is still pursuing approval of this permit, primarily for the provisions in the permit that allow for increased storage of hazardous





--------------------------------------------------------------------------------
                                      -35-

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1995
                                -----------------

waste prior to its being treated. Management considers the storage provisions of the permit essential in attaining a greater level of sales volume. The Company is continuing to incur costs during the approval process. Since the Company is currently able to process a broader category of waste streams under the exemption, those costs attributable to that phase of the permit application have been written off against current operations. Those costs associated with the efforts to allow the Company to store the waste within its facility have been capitalized. These capitalized costs were $78,430 at December 31, 1994, with a charge against 1994 income in the amount of $366,285. The capitalized permit costs at December 31, 1995 were $91,655.

NOTE 19 - ACCRUED EXPENSES
--------------------------

Accrued expenses are broken down into categories as follows:
        Insurance Payable                       $  7,233
        Interest Payable                          34,124
        Audit Fee Payable                         23,000
        Other Accrued Expenses                    11,705
                                                --------
                                                $ 76,062
                                                ========













--------------------------------------------------------------------------------
                                      -36-