Form 10-K/A
period 1995-12-31
KBF POLLUTION MANAGEMENT INC
filed 1996-04-19
CIK 810162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               --------------------------------------------------

                                    FORM 10-K/A
                     ---------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995.

                         Commission file number 33-20954

                         KBF POLLUTION MANAGEMENT, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                              11-2687588
- --------------------------------------------------------------------------------
(State of other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

1110-A Farmingdale Road, North Lindenhurst, New York                  11757-1024
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (516) 225-0007
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

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

     (c)  Exhibits.
          ---------

Exhibit
Number                             Description
- -------                            -----------
     10.1*  -  Lease for premises at 1110-A Farmingdale Road, North Lindenhurst,
               New York, dated January 12, 1986.
     10.2*  -  Lease/purchase agreement between the Company and Wasco Funding
               Co. dated March 24, 1993.
     10.3*  -  Loan Agreement between the Company and Apple Bank dated October
               22, 1990.
     10.4*  -  Loan Agreement between the Company and JC Associates, Inc. dated
               February 15, 1991.
     10.5*  -  Employment Agreement between the Company and Larry Kreisler dated
               October 15, 1992.
     10.6*  -  Employment Agreement between the Company and Kathi Kreisler dated
               October 15, 1992.
     10.7*  -  Employment Agreement between the Company and Vito M. Russo dated as of February 1, 1993.
     10.8** -  Amended Lease/purchase agreement between the Company and Wasco
               Funding Co. dated March 25,1994.
     27     -  Financial Data Schedule

* Reference is made to the exhibits (bearing the same numbers as those set forth above) to the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).

** Reference is made to the exhibits (bearing the same numbers as those set forth above) to the annual report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 33-20954).




















- --------------------------------------------------------------------------------
                                      2

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

Date:     April 19, 1996

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

Date:     April 19, 1996



By (Signature and Title  /s/ Kathi Kriesler
                       ---------------------------------------------------------
                        KATHI KREISLER, VICE PRESIDENT,
                                        SECRETARY, TREASURER,
                                        DIRECTOR

Date      April 19, 1996














- --------------------------------------------------------------------------------
                                      3