Form 10-Q
period 1996-03-31
KBF POLLUTION MANAGEMENT INC
filed 1996-05-14
CIK 810162

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



   For Qtr. Ended:             March 31, 1996              File No.: 2-20954-NY

                         KBF POLLUTION MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)





           NEW YORK                                          11-2687588
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)





            1110 FARMINGDALE ROAD NORTH LINDENHURST NEW YORK 11757
                   (Address of principal executive offices)



                                (516) 225-0007
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate the number of shares outstanding of each of the registrant's classes of stock as of

March 31, 1996:

Common stock, $.00001 par value - 42,432,213 shares outstanding.

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 1996
                                 --------------







                                      INDEX

PART I - FINANCIAL INFORMATION

     Item I - FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets -
             March 31, 1996 and December 31, 1995                          3-4

          Statement of Income -
             Three Months Ended March 31, 1996 and 1995                      5

          Statement of Cash Flows -
             Three Months Ended March 31, 1996 and 1995                    6-7

          Notes to Financial Statements                                      8

     Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                          9



PART II - OTHER INFORMATION                                                 10



SIGNATURES                                                                  10

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                 MARCH 31, 1996
                                 --------------

                                  BALANCE SHEET
                                  -------------
                                     ASSETS
                                     ------


                                                      3/31/96     12/31/95
                                                      -------     --------
                                                     Unaudited     Audited
                                                     ---------     -------

CURRENT ASSETS:
- ---------------

  Cash                                             $ 20,694       $ 11,025
  Cash - Restricted                                  27,500         27,500
  Trade Accounts Receivable (Net of
   allowance for doubtful accounts
   of $25,283 & $26,657)                            227,544        186,648
  Inventories                                        12,765         13,369
  Prepaid Expendable Supplies                        18,995         18,993
  Other Prepaid Expenses                             10,366         29,697
                                                   --------       --------

      Total Current Assets                          317,864        287,232

FIXED ASSETS:
- -------------
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,302,889 & $1,248,829)    1,182,316      1,205,621
   Leased Property under Capital Leases
      (Amortization of $386,439 & $369,881)         145,439        175,968
   Non Expendable Stock, Parts & Drums              139,368        139,368

      Total Fixed Assets, Net                     1,467,123      1,520,957

OTHER ASSETS:
- -------------
   Cash Surrender Value - OLI                             0          8,957
   Security Deposits                                  9,381          9,381
   Patent (Net of Accumulated Amortization
      of $9,071 & $8,772)                            22,465         22,764
   Capitalized Permit Costs                          95,400         91,655
                                                   --------       --------

      Total Other Assets                            127,246        132,757
                                                   --------       --------

            TOTAL ASSETS                         $1,912,233     $1,940,946
                                                 ==========     ==========

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                 MARCH 31, 1996
                                 --------------

                                  BALANCE SHEET
                                  -------------
                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
                 --------------------------------------------


                                                              3/31/96   12/31/95
                                                              -------   --------
                                                             Unaudited   Audited
                                                             ---------   -------
CURRENT LIABILITIES:
- --------------------

   Accounts Payable - Trade                               $ 376,113   $335,419
   Accrued Expenses                                          70,786     76,062
   Taxes Withheld & Accrued                                  12,403     13,259
   Current Portion of Long - Term
       Debt                                                  21,637     21,637
   Current Portion of Capital Lease
       Obligations                                           78,882     70,736
                                                          ---------   --------

      Total Current Liabilities                             559,821    517,113

LONG-TERM LIABILITIES:
- ----------------------

   Long - Term Lease Obligations                            265,967    290,157
                                                            -------    -------

      Total Long - Term Liabilities                         265,967    290,157

STOCKHOLDERS' EQUITY (DEFICIT) :
- --------------------------------

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       March 31, 1996 - 42,432,213                             425         423
       Dec. 31,  1995 - 42,216,213
   Capital in Excess of Par Value                        4,228,059   4,201,061
   Retained Earnings (Deficit)                          (3,142,039) (3,067,808)
            Total Stockholders' Equity (Deficit)         1,086,445   1,133,676

TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY (DEFICIT)                   $ 1,912,233 $1,940,946
                                                         =========== ==========

See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                 MARCH 31, 1996
                                 --------------
                               STATEMENT OF INCOME
                               -------------------
                                   (Unaudited)



                                                        THREE MONTHS ENDED
                                                     3/31/96         3/31/95
                                                     -------         -------

REVENUES                                            $  485,212    $  443,553
- --------
LESS: Cost of Operations                               339,507       337,313
- ----                                                ----------    ----------

Gross Profit                                           145,705       106,240

LESS: General & Admin. Expenses                        213,987       217,684
- ----
      Advertising                                        1,261         4,506
                                                    ----------    ----------

Operating Income (Loss)                                (69,543)     (115,950)

OTHER INCOME (EXPENSES):

Interest Income                                            207           350
Interest Expense                                        (3,520)      (18,249)
Income Tax Provision                                    (1,378)         (583)
                                                    -----------   -----------

NET INCOME (LOSS)                                  $   (74,234)   $ (134,432)
- -----------------                                  ===========    ==========


Number of Shares Outstanding                        42,432,213    40,918,757

Earnings Per Share from Operations                 $   (.0016)    $   (.0028)
                                                   ==========     ==========

Earnings Per Share - Net Income (Loss)             $   (.0017)    $   (.0033)
                                                   ==========     ==========




                See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                 MARCH 31, 1996
                                 --------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                         3/31/96       3/31/95
                                                         -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------

  Cash Received from Customers                    $    498,956    $   440,600
  Cash Paid to Suppliers & Employees                  (482,046)      (451,167)
  Interest & Dividends Received                            207            350
  Interest Paid                                         (3,237)        (8,966)
  Income Taxes Paid                                     (3,595)        (4,215)
                                                  ------------    ------------

Net Cash Provided (Used) by
Operating Activities                                    10,285        (23,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------

  Cash Purchases of Equipment                          (16,784)        (2,208)
  Cash Purchases of Intangible &
   Other Assets                                         (3,745)          (481)
  Cash Provided by Surrender of Life Insurance           8,957              0
                                                  ------------    -----------
Net Cash Provided (Used) in Investing
Activities                                             (11,572)        (2,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------

  Proceeds from Sale of Stock &
   Warrants                                             27,000         26,998
  Repayment of Long-Term Debt &
      Capital Lease Obligations                        (16,044)        (6,274)
                                                  ------------    -----------
Net Cash Provided (Used) by Financing
Activities                                              10,956         20,724
                                                  ------------    -----------

NET INCREASE (DECREASE) IN CASH                          9,669         (5,363)

CASH at Beginning of Year                               11,025         39,418
                                                  ------------    -----------

CASH at End of Year                               $     20,694    $    34,055
                                                  ============    ===========

                See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                 MARCH 31, 1996
                                 --------------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)




                                                        THREE MONTHS ENDED
                                                     3/31/96            3/31/95
                                                     -------            -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
- -------------------------------

NET INCOME (LOSS)                                 $ (74,234)      $   (134,432)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                     70,618             73,833
    Amortization                                        299                299
   Consulting Fees Paid in Stock                          0             10,464
   Bad Debts                                         (1,374)               295

(Increase) Decrease in:
      Trade Accounts Receivable                     (39,522)            (2,953)
      Inventories                                       604              3,964
      Prepaid Expenses & Deposits                    19,329             17,984

Increase (Decrease) in:
      Accounts Payable                               40,694             (3,362)
      Withholding Taxes Payable                        (856)               183
      Accrued Expenses                               (5,273)            10,327
                                                  ---------       ------------

                                                  $  10,285       $    (23,398)
                                                  =========       ============

                See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 1996
                                 --------------

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
- -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES
- --------------------

Inventories are comprised of the following major categories:

                                                3/31/96         12/31/95
                                                -------         --------

Shipping Supplies                            $   4,598        $   4,770
Reagents                                         8,167            8,599
                                                 -----            -----
                                              $ 12,765         $ 13,369
                                              ========         ========

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 1996
                                 --------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Total revenues for the three months ended March 31, 1996 increased to $485,212 as compared to $443,553 for the same period in 1995, an increase of 9%. The Company attributes such increase in revenues to the increased customer base utilizing the Company's services. However, this increase is dependent on the economic conditions under which the Company's customers must exist.

Cost of sales for the three months ended March 31, 1996 decreased to 70% of revenues from 76% of revenues for the same period in 1995. Such decreases are due to the changes in the mix and constitution of the waste streams treated by the Company and the related costs of their treatment. Along with this change, the decrease is also reflective of management's aggressive cost reduction plans.

General and administrative expenses decreased by 2% to $213,987 for the first quarter of 1996 from $217,684 for 1995. This decrease is due to the previously implemented steps taken by management to reduce costs.

In June 1995, the Company filed for its patent on the "Selective Separation Technology" which is used in the resource recovery of waste streams. This patent is currently pending.

The Company incurred a net loss of -$74,234 for the first quarter of 1996, a 45% decrease from the net loss of -$134,432 for the same period in 1995, due to the increase in sales volume along with the existing cost reduction plan utilized by management.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. Previous types of financing and capital resources are defined as follows:

In order to finance the costs incurred as the Company prepared for the issuance of the 373(b) storage permit (required to store additional waste streams), the Company initiated a private placement of 5,600,000 shares of common stock in May 1994, for an aggregate purchase price of $700,000, with a par value of $.00001 at $.125 per share. Attached to each of these units is one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one redeemable Class B warrant during the one year period, commencing with the offering date, with an exercise price of $.125. Each Class B warrant entitles the holder to purchase one share of common stock during the two year period commencing with the offering date, at a price of $.18. This offering is closed, but warrants are currently being exercised. As of March 31, 1996 $107,000 was raised in conjunction with the Class A warrants.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                 MARCH 31, 1996
                                 --------------



PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K


            Exhibit No.      Description
            ----------       -----------

                27        Financial Data Schedule

            Reports on Form 8-K for the three months ended March 31, 1996, there were no reports filed on Form 8-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KBF POLLUTION MANAGEMENT, INC.



Dated:  May 11, 1996                      /s/ LARRY KREISLER
                                          ----------------------------
                                          LARRY KREISLER - PRESIDENT



Dated:  May 11, 1996                      /s/ KATHI KREISLER
                                          ----------------------------
                                          KATHI KREISLER    SECRETARY /
                                                            TREASURER