Form 10-Q
period 1996-06-30
KBF POLLUTION MANAGEMENT INC
filed 1996-08-12
CIK 810162

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For Qtr. Ended: June 30,1996 File No.: 2-20954-NY

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

June 30, 1996:

Common stock, $.00001 par value - 42,672,213 shares outstanding.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                  FORM 10-Q
                                  ---------
                                June 30, 1996
                                -------------



                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets -
                   June 30, 1996 and December 31, 1995                   3-4

               Statement of Income -
                   Six Months Ended June 30, 1996 and 1995                 5

                   Three Months Ended June 30, 1996 and 1995               6

               Statement of Cash Flows -
                   Six Months Ended June 30, 1996 and 1995               7-8

               Notes to Financial Statements                               9

       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                  10-11

PART II - OTHER INFORMATION                                               12

SIGNATURES                                                                12

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------

                                  BALANCE SHEET
                                  -------------
                                     ASSETS
                                     ------

                                                 6/30/96            12/31/95
                                                 -------            --------
                                                Unaudited            Audited
                                                ---------            -------
CURRENT ASSETS:
- ---------------
   Cash                                    $          (37)         $     11,025
   Cash - Restricted                               27,500                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $27,511 & $26,657)                        247,605               186,648
   Inventories                                     14,853                13,369
   Prepaid Expendable Supplies                     18,933                18,993
   Other Prepaid Expenses                          20,033                29,697
                                             ------------          ------------

         Total Current Assets                     328,887               287,232

FIXED ASSETS:
- -------------
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,356,949 & $1,248,829)  1,129,619             1,205,621
   Leased Property under Capital Leases
      (Amortization of $402,997 & $369,881)       128,881               175,968
   Non Expendable Stock, Parts & Drums            139,368               139,368
                                             ------------          ------------

         Total Fixed Assets, Net                1,397,868             1,520,957

OTHER ASSETS:
- -------------
   Cash Surrender Value - OLI                           0                 8,957
   Security Deposits                                9,381                 9,381
   Patent (Net of Accumulated Amortization
      of $9,370 & $8,772)                          22,166                22,764
   Capitalized Permit Costs                        95,400                91,655
                                              -----------           -----------

         Total Other Assets                       126,947               132,757
                                              -----------           -----------

                  TOTAL ASSETS                 $1,853,702            $1,940,946
                                              ===========           ===========



                   See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------
                                  BALANCE SHEET
                                  -------------
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------

                                                    6/30/96          12/31/95
                                                    -------          --------
                                                   Unaudited          Audited
CURRENT LIABILITIES:                               ---------          -------
- --------------------
   Accounts Payable - Trade                    $     398,200     $    335,419
   Accrued Expenses                                   65,025           76,062
   Taxes Withheld & Accrued                           12,306           13,259
   Current Portion of Long - Term
       Debt                                           21,637           21,637
   Current Portion of Capital Lease
       Obligations                                    78,762           70,736
                                               -------------     ------------

         Total Current Liabilities                   575,930          517,113

LONG-TERM LIABILITIES:
- ---------------------

   Long - Term Lease Obligations                    256,255          290,157
                                                 ----------       ----------

         Total Long - Term Liabilities              256,255          290,157

STOCKHOLDERS' EQUITY (DEFICIT):
- ------------------------------

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 1996 - 42,672,213                       427              423
       Dec. 31,  1995 - 42,216,213
   Capital in Excess of Par Value                 4,258,056        4,201,061
   Retained Earnings (Deficit)                   (3,236,966)      (3,067,808)
                                               ------------       ----------
    Total Stockholders' Equity (Deficit)          1,021,517        1,133,676
                                               ------------       ----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)       $ 1,853,702    $   1,940,946
                                               ============    =============



                    See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------
                               STATEMENT OF INCOME
                               -------------------
                                  (Unaudited)


                                                     SIX MONTHS ENDED
                                              6/30/96               6/30/95
                                              -------               -------

REVENUES                               $      930,480      $       903,058
- --------
LESS: Cost of Operations                      666,820              647,007
- ----                                   --------------       --------------

Gross Profit                                  263,660              256,051

LESS: General & Admin. Expenses               422,407              418,676
- ----
      Advertising                               2,423                5,703
                                       --------------       --------------

Operating Income (Loss)                      (161,170)            (168,328)

OTHER INCOME (EXPENSES):

Interest Income                                   495                  527
Interest Expense                               (6,478)             (30,891)
Income Tax Provision                           (2,008)              (1,265)
                                      ---------------      ---------------

NET INCOME (LOSS)                     $      (169,161)      $     (199,957)
- -----------------                     ===============       ==============


Number of Shares Outstanding               42,672,213           40,950,757

Earnings Per Share from Operations    $       (.0037)       $       (.0041)
                                      ==============         =============

Earnings Per Share - Net
  Income (Loss)                       $       (.0040)       $       (.0049)
                                      ==============         =============



                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------
                               STATEMENT OF INCOME
                               -------------------
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                6/30/96               6/30/95
                                                -------               -------

REVENUES                                  $      445,268      $       459,506
- --------
LESS: Cost of Operations                         327,312              309,695
- ----                                      --------------       --------------

Gross Profit                                     117,956              149,811

LESS: General & Admin. Expenses                  208,418              201,211
- ----
      Advertising                                  1,162                1,197
                                          --------------       --------------

Operating Income (Loss)                          (91,624)             (52,597)

OTHER INCOME (EXPENSES):
- -----------------------

Interest Income                                      288                  178
Interest Expense                                  (2,957)             (12,642)
Income Tax Provision                                (630)                (682)
                                          --------------       --------------

NET INCOME (LOSS)                         $      (94,923)      $      (65,743)
- -----------------                         ==============       ==============


Number of Shares Outstanding                  42,672,213           40,950,757

Earnings Per Share from Operations        $       (.0021)      $       (.0013)
                                          ==============        =============

Earnings Per Share - Net Income (Loss)    $       (.0022)      $       (.0016)
                                          ==============        =============



                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)



                                                      SIX MONTHS ENDED
                                                6/30/96               6/30/95
                                                -------               -------

CASH FLOWS FROM OPERATING ACTIVITIES:
- ------------------------------------
   Cash Received from Customers        $         921,935       $       866,439
   Cash Paid to Suppliers & Employees           (912,815)             (866,672)
   Interest & Dividends Received                     495                   527
   Interest Paid                                  (5,272)              (17,230)
   Income Taxes Paid                              (3,595)               (4,215)
                                       -----------------       ---------------

Net Cash Provided (Used) by
Operating Activities                                 748               (21,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
- ------------------------------------

   Cash Purchases of Equipment                   (18,148)               (5,191)
   Cash Purchases of Intangible &
    Other Assets                                  (3,745)                 (983)
   Cash Provided by Surrender of
     Life Insurance                                8,957                     0
                                       -----------------       ---------------
Net Cash Provided (Used) in
  Investing Activities                           (12,936)               (6,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
- ------------------------------------

   Proceeds from Sale of Stock &
    Warrants                                      27,000                30,997
   Repayment of Long-Term Debt &
         Capital Lease Obligations               (25,874)              (13,828)
                                       -----------------       ---------------
Net Cash Provided (Used) by Financing
Activities                                         1,126                17,169
                                       -----------------       ---------------

NET INCREASE (DECREASE) IN CASH                  (11,062)              (10,156)

CASH at Beginning of Period                       11,025                39,418
                                       -----------------       ---------------

CASH at End of Period                  $             (37)      $        29,262
                                       =================       ===============



                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                   FORM 10 - Q
                                   -----------
                                  JUNE 30, 1996
                                  -------------
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)



                                                     SIX MONTHS ENDED
                                                   6/30/96             6/30/95
RECONCILIATION OF NET INCOME TO NET                -------             -------
CASH FROM OPERATING ACTIVITIES:
- -------------------------------
NET INCOME (LOSS)                           $    (169,161)       $    (199,957)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                  141,237              148,183
    Amortization                                      598                  598
    Consulting & Professional Fees
       Paid in Stock                               30,000               10,464
    Bad Debts                                         854                3,662

(Increase) Decrease in:
      Trade Accounts Receivable                   (61,811)             (36,619)
      Inventories                                  (1,484)              (5,815)
      Prepaid Expenses & Deposits                   9,724               36,023

Increase (Decrease) in:
      Accounts Payable                             62,781               15,814
      Withholding Taxes Payable                      (953)                 772
      Accrued Expenses                            (11,037)               5,724
                                            -------------        -------------

                                            $         748        $     (21,151)
                                            =============        =============



                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 1996
                                  -------------
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -BASIS OF PRESENTATION
- -----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES
- --------------------

Inventories are comprised of the following major categories:

                                             6/30/96                 12/31/95
                                             -------                 --------

Shipping Supplies                          $  4,598                  $  4,770
Reagents                                     10,255                     8,599
                                             ------                     -----
                                           $ 14,853                  $ 13,369
                                           ========                  ========

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 1996
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the six months ended June 30, 1996 increased to $930,480 as compared to $903,058 for the same period in 1995, an increase of 3%. The Company attributes such increase in revenues to the increased customer base utilizing the Company's services. However, this increase is dependent on the economic conditions under which the Company's customers must exist.

Cost of sales for the six months ended June 30, 1996 and 1995 were identical for both periods at 72%.

General and administrative expenses increased by 1% to $422,407 for the six months ended June 30, 1996 from $418,676 for 1995. This increase is due to the slight changes in overhead incurred by the Company.

In June 1995, the Company filed for its patent on the "Selective Separation Technology" which is used in the resource recovery of waste streams. This patent is currently pending.

The Company incurred a net loss of -$169,161 for the first six months of 1996, a 15% decrease from the net loss of -$199,957 for the same period in 1995, due to the increase in sales volume along with the existing cost reduction plan utilized by management.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. Previous types of financing and capital resources are defined as follows:

In order to finance the costs incurred as the Company prepared for the issuance of the 373(b) storage permit (required to store additional waste streams), the Company initiated a private placement of 5,600,000 shares of common stock in May 1994, for an aggregate purchase price of $700,000, with a par value of $.00001 at $.125 per share. Attached to each of these units is one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one redeemable Class B warrant during the one year period, commencing with the offering date, with an exercise price of $.125. Each Class B warrant entitles the holder to purchase one share of common stock during the two year period commencing with the offering date, at a price of $.18. This offering is closed. As of June 30, 1996 $107,000 was raised in conjunction with the Class A warrants.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 1996
                                  -------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30,1996
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1995

Total revenues for the three months ended June 30, decreased to $445,268 as compared to $459,506 for the same period in 1995, a decrease of 4%. The Company attributes such decrease in revenues due to the economic conditions under which the Company must exist. Recovered metals were not sold during the second quarter of 1996 due to poor market conditions.

Cost of sales for the three months ended June 30, 1996 increased to 73% of revenues from 67% of revenues for the same period in 1995. Such an increase is due to the additional personnel hired in anticipation of increased volume and to operate in compliance with permit requirements. The Company has also incurred increased transportation costs. Management is currently preparing a transportation cost reduction plan.

General and administrative expenses increased by 3% to $ 208,418 for the three months ended June 30, 1996 from $201,211 for 1995. This increase is due to the slight changes in overhead incurred by the Company.

The Company incurred a net loss of -$94,923 for the second quarter of 1996, a 44% increase from the net loss of -$65,743 for the same period in 1995, due to the increase in costs mentioned above.

                         KBF POLLUTION MANAGEMENT, INC.
                         ------------------------------
                                    FORM 10-Q
                                    ---------
                                  JUNE 30, 1996
                                  -------------


PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K



                 Exhibits  No.                       Description
                 -------------                       -----------
                    27                      Financial Data Schedule

                 Reports on Form 8-K for the six months ended
                   June 30,1996, there were no reports filed on Form 8-K.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              KBF POLLUTION MANAGEMENT, INC.



                                              /s/ LARRY KREISLER
                                              --------------------------------
Dated:  Aug 9, 1996                           LARRY KREISLER - PRESIDENT



                                               /s/ KATHI KREISLER
                                               -------------------------------
Dated:  Aug 9, 1996                            KATHI KREISLER     SECRETARY /
                                                                  TREASURER