Form 10-Q
period 1996-09-30
KBF POLLUTION MANAGEMENT INC
filed 1996-11-14
CIK 810162

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended                  September 30,1996           File No.: 2-20954-NY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of September 30, 1996:

Common stock, $.00001 par value - 43,405,546 shares outstanding.

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                               September 30, 1996

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item I - FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets -
            September 30, 1996 and December 31, 1995                        3-4

          Statement of Income -
            Nine Months Ended September 30, 1996 and 1995                     5

            Three Months Ended September 30, 1996 and 1995                    6

          Statement of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995                   7-8

          Notes to Financial Statements                                       9

  Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                          10-11

PART II - OTHER INFORMATION                                                  12

SIGNATURES                                                                   12

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                                  BALANCE SHEET
                                     ASSETS

                                                          9/30/96       12/31/95
                                                          -------       --------
                                                         Unaudited       Audited
                                                         ---------       -------
CURRENT ASSETS:
   Cash                                                 $   15,386    $   11,025
   Cash - Restricted                                        27,500        27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $31,567 & $26,657)                                 284,106       186,648
   Other Receivables                                        30,000             0
   Inventories                                              16,773        13,369
   Prepaid Expendable Supplies                              18,993        18,993
   Other Prepaid Expenses                                   16,284        29,697
                                                        ----------    ----------
         Total Current Assets                              409,042       287,232

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,413,031 & $1,248,829)           1,073,537     1,205,621
   Leased Property under Capital Leases
      (Amortization of $417,533 & $369,881)                114,345       175,968
   Non Expendable Stock, Parts & Drums                     139,368       139,368
                                                        ----------    ----------
         Total Fixed Assets, Net                         1,327,250     1,520,957

OTHER ASSETS:
   Cash Surrender Value - OLI                                    0         8,957
   Security Deposits                                         7,906         9,381
   Patent (Net of Accumulated Amortization
      of $9,669 & $8,772)                                   21,867        22,764
   Capitalized Permit Costs                                 95,580        91,655
                                                        ----------    ----------
         Total Other Assets                                125,353       132,757
                                                        ----------    ----------
                  TOTAL ASSETS                          $1,861,645    $1,940,946
                                                        ==========    ==========

                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                        9/30/96        12/31/95
                                                        -------        --------
                                                       Unaudited        Audited
                                                       ---------        -------
CURRENT LIABILITIES:
   Accounts Payable - Trade                           $   386,071   $   335,419
   Accrued Expenses                                        68,232        76,062
   Taxes Withheld & Accrued                                16,878        13,259
   Current Portion of Long - Term
       Debt                                                66,637        21,637
   Current Portion of Capital Lease
       Obligations                                         78,170        70,736
                                                      -----------   -----------
         Total Current Liabilities                        615,988       517,113

LONG-TERM LIABILITIES:
   Long - Term Lease Obligations                          243,074       290,157
                                                      -----------   -----------
         Total Long - Term Liabilities                    243,074       290,157

STOCKHOLDERS' EQUITY (DEFICIT) :
   Com. Stock par value .00001 per sh
   Authorized - 500,000,000 shares
   Issued & Outstanding
       September 30, 1996 - 43,405,546                        434           423
       Dec. 31,  1995 - 42,216,213
   Capital in Excess of Par Value                       4,332,734     4,201,061
   Retained Earnings (Deficit)                         (3,330,585)   (3,067,808)
                                                      -----------   -----------
         Total Stockholders' Equity (Deficit)           1,002,583     1,133,676
                                                      -----------   -----------
TOTAL LIABILITIES
   & STOCKHOLDERS' EQUITY (DEFICIT)                   $ 1,861,645   $ 1,940,946
                                                      ===========   ===========

                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                               STATEMENT OF INCOME
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                      9/30/96          9/30/95
                                                      -------          -------
REVENUES                                          $  1,453,899     $  1,393,392
LESS: Cost of Operations                             1,031,909        1,025,251
                                                  ------------     ------------
Gross Profit                                           421,990          368,141
LESS: General & Admin. Expenses                        667,613          594,613
      Advertising                                        5,769            7,694
                                                  ------------     ------------
Operating Income (Loss)                               (251,392)        (234,166)

OTHER INCOME (EXPENSES):
Interest Income                                            786              797
Other Income                                                 0           37,392
Interest Expense                                        (9,566)         (41,651)
Income Tax Provision                                    (2,608)          (2,002)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $   (262,780)    $   (239,630)
                                                  ============     ============
Number of Shares Outstanding                        43,405,546       41,816,213
Earnings Per Share from Operations                $     (.0058)    $     (.0056)
                                                  ============     ============
Earnings Per Share - Net Income (Loss)            $     (.0060)    $     (.0057)
                                                  ============     ============

                 See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                               STATEMENT OF INCOME
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                     9/30/96          9/30/95
                                                     -------          -------
REVENUES                                          $    523,421     $    477,897
LESS: Cost of Operations                               365,090          365,804
                                                  ------------     ------------
Gross Profit                                           158,331          112,093
LESS: General & Admin. Expenses                        245,209          175,937
      Advertising                                        3,346            1,991
                                                  ------------     ------------
Operating Income (Loss)                                (90,224)         (65,835)

OTHER INCOME (EXPENSES):
Interest Income                                            291              270
Other Income                                                 0           17,392
Interest Expense                                        (3,088)         (10,760)
Income Tax Provision                                      (600)            (737)
                                                  ------------     ------------
NET INCOME (LOSS)                                 $    (93,621)    $    (59,670)
                                                  ============     ============
Number of Shares Outstanding                        43,405,546       41,816,213

Earnings Per Share from Operations                $     (.0020)    $     (.0016)
                                                  ============     ============
Earnings Per Share - Net Income (Loss)            $     (.0022)    $     (.0014)
                                                  ============     ============

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           NINE MONTHS ENDED
                                                        9/30/96       9/30/95
                                                        -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash Received from Customers                       $ 1,351,532   $ 1,339,448
   Cash Paid to Suppliers & Employees                  (1,320,133)   (1,347,041)
   Interest & Dividends Received                              786           797
   Interest Paid                                           (8,151)      (37,286)
   Income Taxes Paid                                       (3,595)       (4,215)
                                                      -----------   -----------
Net Cash Provided (Used) by
Operating Activities                                       20,439       (48,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Purchases of Equipment                            (18,148)       (9,254)
   Cash Purchases of Intangible &
    Other Assets                                           (3,925)            0
   Cash Provided by Sale of Assets                              0         8,033
   Cash Provided by Surrender of Life Insurance             8,957             0
                                                      -----------   -----------
Net Cash Provided (Used) in Investing
Activities                                                (13,116)       (1,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Stock &
    Warrants                                               27,000       125,485
   Proceeds from Debt                                      45,000             0
   Payment of Underwriting Costs                          (35,315)            0
   Repayment of Long-Term Debt &
         Capital Lease Obligations                        (39,647)      (79,152)
                                                      -----------   -----------
Net Cash Provided (Used) by Financing
Activities                                                 (2,962)       46,333
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH                             4,361        (3,185)
CASH at Beginning of Period                                11,025        39,418
                                                      -----------   -----------
CASH at End of Period                                 $    15,386   $    36,233
                                                      ===========   ===========

                         KBF POLLUTION MANAGEMENT, INC.
                                   FORM 10 - Q
                               SEPTEMBER 30, 1996

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                           9/30/96      9/30/95
                                                           -------      -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                        $(262,780)   $(239,630)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                           211,855      222,997
    Amortization                                               897          897
    Consulting & Professional Fees Paid in Stock           140,000      (31,392)
    Gain on Sale of Asset                                        0       (6,000)
    Bad Debts                                                4,910        5,394
(Increase) Decrease in:
      Trade Accounts Receivable                           (102,368)     (53,944)
      Inventories                                           (3,404)       3,906
      Prepaid Expenses & Deposits                           14,888       33,187
      Other Receivables                                    (30,000)           0
Increase (Decrease) in:
      Accounts Payable                                      50,652       41,074
      Withholding Taxes Payable                              3,619          549
      Accrued Expenses                                      (7,830)     (25,335)
                                                         ---------    ---------
                                                         $  20,439    $ (48,297)
                                                         =========    =========

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations incurred for the
      lease of equipment                                 $       0    $ 484,945
                                                         =========    =========
Common Stock issued for the repayment of
      principal and interest on loan                     $       0    $ 136,788
                                                         =========    =========
Common Stock issued for payment to
      venders                                            $ 140,000    $ (31,392)
                                                         =========    =========

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                       9/30/96       12/31/95
                                       -------       --------
Shipping Supplies                     $  7,761       $  4,770
Reagents                                 9,012          8,599
                                      --------       --------
                                      $ 16,773       $ 13,369
                                      ========       ========

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the nine months ended September 30, 1996 increased to $1,453,899 as compared to $1,393,392 for the same period in 1995, an increase of 5%. The Company attributes such increase in revenues to the increased customer base utilizing the Company's services.

Cost of sales for the nine months ended September 30, 1996 decreased to 71% of revenues from 73% of revenues for the same period in 1995. Such decreases are due to changes in the mix and constitution of the waste streams treated by the Company and the related costs of their treatment. The decrease is also reflective of management's aggressive cost reduction plans.

General and administrative expenses increased by 12% to $667,613 for the nine months ended September 30, 1996 from $594,613 for 1995. This increase is primarily due to an increase in the Company's sales and management personnel.

In June 1995, the Company filed for its patent on the "Selective Separation Technology" which is used in the resource recovery of waste streams. This patent is currently pending.

The Company incurred a net loss of -$262,780 for the first nine months of 1996, a 9% increase from the net loss of -$239,630 for the same period in 1995, due to the increase in sales and management personnel mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. Previous types of financing and capital resources are defined as follows:

In order to finance the costs incurred as the Company prepared for the issuance of the 373(b) storage permit (required to store additional waste streams), the Company initiated a private placement of 5,600,000 shares of common stock in May 1994, for an aggregate purchase price of $700,000, with a par value of $.00001 at $.125 per share. Attached to each of these units is one redeemable Class A warrant. Each Class A warrant entitles the holder to purchase one share of common stock and one redeemable Class B warrant during the one year period, commencing with the offering date, with an exercise price of $.125. Each Class B warrant entitles the holder to purchase one share of common stock during the two year period commencing with the offering date, at a price of $.18. This offering is closed. As of September 30, 1996 $107,000 was raised in conjunction with the Class A warrants.

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30,1996
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,1995

Total revenues for the three months ended September 30, increased to $523,421 as compared to $477,897 for the same period in 1995, an increase of 9%. The Company attributes such an increase in revenues due to the increased customer base utilizing the Company's services. customers must exist.

Cost of sales for the three months ended September 30, 1996 decreased to 69% of revenues from 76% of revenues for the same period in 1995. Such decreases are due to the changes in the mix and constitution of the waste streams treated by the Company and the related costs of their treatment. Along with this change, the decrease is also reflective of management's aggressive cost reduction plan.

General and administrative expenses increased by 39% to $ 245,209 for the three months ended September 30, 1996 from $175,937 for 1995. This change is primarily due to the increase in the Company's sales and management personnel.

The Company incurred a net loss of -$93,621 for the third quarter of 1996, a 56% increase from the net loss of -$59,670 for the same period in 1995, due to the increase in costs mentioned above.

                         KBF POLLUTION MANAGEMENT, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996

PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K

             Exhibits No.                 Description
             ------------                 -----------
                 27                Financial Data Schedule

             Reports on Form 8-K for the nine months ended September
                30,1996, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KBF POLLUTION MANAGEMENT, INC.


Dated:  Nov. 7, 1996                       /s/ LARRY KREISLER
                                           ----------------------------
                                           LARRY KREISLER - PRESIDENT


Dated:  Nov. 7, 1996                       /s/ KATHI KREISLER
                                           ----------------------------
                                           KATHI KREISLER  SECRETARY/
                                                           TREASURER