Form 10-Q
period 1997-03-31
KBF POLLUTION MANAGEMENT INC
filed 1997-10-09
CIK 810162

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For Qtr. Ended:     March 31,1997     File No.: 2-20954-NY


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    . No X .

Indicate the number of shares outstanding of each of the registrant's classes of stock as of March 31, 1997:

Common stock, $.00001 par value - 43,405,546 shares outstanding.

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
March 31, 1997

                                 INDEX

PART I - FINANCIAL INFORMATION

     Item I - FINANCIAL STATEMENTS (Unaudited)
        Balance Sheets -
           March 31,1997 and December 31, 1996            3-4

        Statement of Income -
           Three Months Ended March 31,1997 and 1996        5

        Statement of Cash Flows -
           Three Months Ended  March 31, 1997 and 1996    6-7

        Notes to Financial Statements                       8

    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS          9

PART II - OTHER INFORMATION                                10

SIGNATURES                                                 10

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
MARCH 31, 1997
BALANCE SHEET
ASSETS

                                           3/31/97          12/31/96
                                          Unaudited          Audited

CURRENT ASSETS:

 Cash                                    $   21,075        $   19,174
 Cash - Restricted                           27,500            27,500
 Trade Accounts Receivable (Net of
   allowance for doubtful accounts
   of $25,969 & $29,563)                    233,723           266,065
 Other Receivables                           46,600            69,912
 Inventories                                 13,069            17,779
 Prepaid Expendable Supplies                 14,246            18,993
 Other Prepaid Expenses                       8,099            12,752

     Total Current Assets                   364,312           432,175

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
 Amortization of $1,517,942 & $1,467,315)   976,476         1,027,102
   Leased Property under Capital Leases
   (Amortization of $353,573 & $345,141)    133,326           141,758
   Non Expendable Stock, Parts & Drums      139,368           139,368

     Total Fixed Assets, Net              1,249,170         1,308,368

OTHER ASSETS:

   Security Deposits                         12,406            12,406
   Patent (Net of Accumulated Amortization
      of $10,267 & $9,968)                   10,062            10,361
   Capitalized Permit Costs                  95,580            95,580

     Total Other Assets                     118,048           118,347

          TOTAL ASSETS                   $1,731,530        $1,858,750


See accompanying notes to financial statements

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
MARCH 31, 1997
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY


                                         3/31/97            12/31/96
                                        Unaudited           Audited
CURRENT LIABILITIES:

   Accounts Payable - Trade         $     618,624      $     491,156
   Accrued Expenses                       136,282            157,270
   Taxes Withheld & Accrued                10,688             13,127
   Current Portion of Long - Term
       Debt                                60,000             81,637
   Current Portion of Capital Lease
       Obligations                         76,844             77,773

     Total Current Liabilities            902,438            820,963

LONG-TERM LIABILITIES:

   Long - Term Lease Obligations          209,432            228,885

     Total Long - Term Liabilities        209,432            228,885

STOCKHOLDERS' EQUITY  :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       March 31, 1997 - 43,405,546            434               434
       Dec. 31,  1996 - 43,405,546
   Capital in Excess of Par Value       4,334,234         4,344,671
   Retained Earnings (Deficit)         (3,715,008)       (3,536,203)
            Total Stockholders' Equity    619,660           808,902

TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY (DEFICIT) $ 1,731,530     $   1,858,750

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
MARCH 31, 1997
STATEMENT OF INCOME
(Unaudited)

                                        THREE MONTHS ENDED
                                    3/31/97           3/31/96

REVENUES                         $     422,027    $     485,212
LESS: Cost of Operations               347,699          339,507

Gross Profit                            74,328          145,705

LESS: General & Admin. Expenses        243,357          213,987
      Advertising                          379            1,261

Operating Income (Loss)               (169,408)        ( 69,543)

OTHER INCOME (EXPENSES):

Interest Income                              0              207
Interest Expense                        (8,322)         ( 3,520)
Income Tax Provision                    (1,074)         ( 1,378)

NET INCOME (LOSS)               $     (178,804)  $     ( 74,234)


Number of Shares Outstanding        42,432,546       42,432,213

Earnings Per Share from
Operations                      $       (.0040)  $       (.0016)

Earnings Per Share - Net
Income (Loss)                   $       (.0042)  $       (.0017)



See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
MARCH 31, 1997
STATEMENT OF CASH FLOWS
(Unaudited)

                                                    THREE MONTHS ENDED
                                                 3/31/97           3/31/96

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received from Customers             $      457,963      $     498,956
 Cash Paid to Suppliers & Employees             (405,387)          (482,046)
 Interest & Dividends Received                         0                207
 Interest Paid                                    (8,182)           ( 3,237)
 Income Taxes Paid                                  (474)            (3,595)
Net Cash Provided (Used) by
Operating Activities                              43,920             10,285
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Purchases of Equipment                           0            (16,784)
 Cash Purchases of Intangible &
  Other Assets                                         0             (3,745)
 Cash Provided by Surrender of Life Insurance          0              8,957
Net Cash Provided (Used) in Investing
Activities                                             0            (11,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Stock &
      Warrants                                         0             27,000
     Repayment of Long-Term Debt &
     Capital Lease Obligations                   (42,019)           (16,044)
Net Cash Provided (Used) by Financing
Activities                                       (42,019)            10,956
NET INCREASE (DECREASE) IN CASH                    1,904              9,669
CASH at Beginning of Period                       19,174             11,025
CASH at End of Period                       $     21,075       $     20,694

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
MARCH 31, 1997
STATEMENT OF CASH FLOWS
(Unaudited)

                                                  THREE MONTHS ENDED
                                              3/31/97              3/31/96
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                        $     (178,804)    $     ( 74,234)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                 59,057             70,618
    Amortization                                    299                299
    Consulting & Professional Fees Paid
         in Stock                               (10,437)                 0
    Bad Debts                                    (3,594)            (1,374)

(Increase) Decrease in:
      Trade Accounts Receivable                  35,936            (39,522)
      Other Receivables                          23,312                  0
      Inventories                                 4,710                604
      Prepaid Expenses & Deposits                 9,400             19,329

Increase (Decrease) in:
      Accounts Payable                          127,468             40,694
      Withholding Taxes Payable                  (2,439)              (856)
      Accrued Expenses                          (20,988)            (5,273)

                                           $     43,920         $   10,285


See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
MARCH 31, 1997
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                                 3/31/97           12/31/96

Shipping Supplies                              $   6,281          $   7,821
Reagents                                           6,788              9,958
                                               $  13,069          $  17,779

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
MARCH 31, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1997
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Total revenues for the three months ended March 31, decreased to $422,027 as compared to $485,212 for the same period in 1996, a decrease of 13%. The Company attributes such decrease in revenues to the temporary loss of revenue from a particular customer. This loss was a result of the customers own internal technical problems, which have been completely resolved.

Cost of sales for the three months ended March 31, 1997 increased to 82% of revenues from 70% of revenues for the same period in 1996. This increase is the result of the decrease in sales volume mentioned above. Certain costs relating to income are fixed resulting in an increase in the percentage of costs to revenue.

General and administrative expenses increased by 13% to $243,357 for the three months ended March 31, 1997 from $213,987 for 1996. This increase is primarily due to the continuing legal and settlement costs related to the recently settled action, and administrative salaries and expenses paid to the Acting Chief Executive Officer, whose term ended May 1997. Management believes that administrative expense levels are presently (post May 1997) at or below 1996 levels.

The Company incurred a net loss of -$178,804 for the first quarter of 1997, a 141% increase from the net loss of -$74,234 for the same period in 1996, due to the increase in costs and reduced revenues mentioned above. It should be noted that the Company has currently recovered its sales and reduced it's general and administrative expenses. Further more, the Company is negotiating to move its operating facility to a more advantageous location where business is more easily obtained and costs further reduced.

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
MARCH 31, 1997

PART II - OTHER INFORMATION

     Item VI - Exhibits and Reports on Form 8-K

                    Exhibits No.              Description
                       27                 Financial Data Schedule
                    Reports on Form 8-K for the three months ended March 31, 1997, there were no reports filed on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KBF POLLUTION MANAGEMENT, INC.


Dated: September 20, 1997              LARRY KREISLER
                                       LARRY KREISLER - PRESIDENT


Dated: September 20, 1997              KATHI KREISLER
                                       KATHI KREISLER - SECRETARY/
                                                        TREASURER


