Form 10-K
period 1996-12-31
KBF POLLUTION MANAGEMENT INC
filed 1997-10-14
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996.
Commission file number 33-20954
(Exact name of registrant as specified in its charter)
(State of other jurisdiction of(IRS Employer
incorporation or organization)Identification No.)
(Address of principal executive offices)(Zip Code)
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
     None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days-.Yes      No X
Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of August 19, 1997 was $5,364,227.
The number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date is:
Common Stock
Outstanding at August 19, 1997: 43,635,930

PART I
Item 1.     BUSINESS.
Introduction
     KBF Pollution Management, Inc., a New York corporation (the "Company"), was organized in 1984 and is engaged in the environmental services business as a waste water metal recovery facility specializing in the resource recovery of hazardous and non hazardous metal bearing wastes. In the past the Company reported on three segments: waste water recovery, equipment sales and service, and laboratory analysis. The Company has ceased manufacturing and marketing new equipment and had converted its commercial lab status to in-house industrial laboratory. The Company's activities in equipment sales and service and in laboratory analysis are to support the waste water recycling segment, and are not separate divisions or profit centers.

Industry Background

     Most chemical wastes generated in the United States by industrial processes have been handled 'on-site at the generators' facilities. Over the past 15 to 20 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to federal, state and local regulation of chemical waste management activities. Some statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), most are primarily administered by the federal Environmental Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies, impose stringent standards for management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and environmental degradation. For example, under Superfund, responsible parties may be subject to remedial costs at abandoned hazardous waste sites and, in some instances, treble damages. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.
Waste Recovery Services
     Since 1986, the Company has operated as a waste water metal recovery facility for both non-hazardous and hazardous metal bearing wastes.
     The waste is received at the facility, by the Company's licensed transport vehicles or other unaffiliated licensed transporters in drums and or by tanker-loads. The waste is then analyzed at the Company's own laboratory facilities to determine compliance with the approved waste profile on file for the customer and to verify proper waste classification for storage and recovery.
     Once testing is completed, utilizing the Patent Pending "Selective Separation Technology", the heavy metals are separated from the solutions (arsenic, selenium, nickel, silver, copper, zinc, chrome, lead, cadmium, etc.). Once the recovery process is complete, the remaining effluent is analyzed to assure that its contents fall within allowable discharge limits. The effluent is then discharged into the Southwest Sewer District of Suffolk County pursuant to an approved discharge certificate. The recovered metals are recycled back into commerce.

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

Metal Recovery. During the Company's recovery process, the metals contained in the waste are removed from solution. The metals, which include silver, copper, nickel, lead, zinc and others, are processed into solid form and recycled back into commerce. Revenues from the sale of recovered metals have been significant.

Laboratory Analysis. The Company maintains a New York State Department of Health Certified Environmental Analytical Industrial laboratory. The laboratory is utilized to continually monitor and analyze the ongoing waste recovery operations. The Company performs the analysis on waste from new customers for approvals and continually on each waste shipment received from the customer. The Company also utilizes its laboratory facility to conduct research and development activities. (See Research and Development and Patents and Proprietary Information).

Waste Transport. The Company uses an affiliated waste transporter, METAL RECOVERY TRANSPORTATION CORP. "MRTC", that is licensed in New York, Connecticut and Rhode Island. MRTC has also applied for their New Jersey and Massachusetts transporter permits. As of the date of this writing, Metal Recovery Transportation, Corporation has been approved for it's A901 permit to transporter hazardous waste in New Jersey. This permit will be issued within 30 days. The Company also utilizes other unaffiliated licensed Transport companies.

Contracts; Customers. The Company's waste recovery services are typically provided pursuant to nonexclusive service agreements, based on the acceptance of their waste. The fees charged by the Company for its services may be determined by several factors, including but not limited to volume, type of waste, location and method of shipment.
     The Company currently has approximately 2000 active repeating customers for its waste recovery services. For the years ended December 31, 1996 and December 31, 1995, no one customer accounted for 10% or more of the Company's total revenues.
Equipment Sales and Services
     The Company manufactures a patented waste volume reduction system which enables users to reduce the volume of generated waste by 50% to 90%, depending upon the type of waste, containment trays, recirculation systems and solution transfer systems. This equipment is manufactured on an "as requested" basis.
     The Company will not continue to offer its waste volume reduction systems for sale, the present inventory has been depleted, and revenues from such activities, as a percentage of total revenues, has not been significant.
     The Company's service department, covers the systems which have been previously sold and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Manufacturing & Supplies) Governmental Regulation; Permits
     The waste management industry is subject to regulation by federal, state and local authorities. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.
     In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which permits may be subject to revocation, modification or denial. In addition, changing governmental policies and regulations may affect the Company's ability to obtain the necessary permits on a timely basis and to retain such permits. The inability or failure of the Company to obtain and maintain all of the permits required for its operations would have a material adverse effect on the Company's business.
     The Company has applied for or obtained all necessary permits from governmental agencies having jurisdiction over it, including the EPA, NYS DEC, the New York State Department of Health, Suffolk County Department of Health Services Hazardous Materials Division, Suffolk County Department of Public Works and the Connecticut Department of Environmental Protection.
     Prior to November 1991, the Company operated under the provisions of the New York State Environmental Conservation Law (specifically Article 27, Title 9 and the 6 NYCRR Part 370 regulations promulgated pursuant thereto) which exempt the recycling of hazardous wastes containing "economically significant" amounts of precious metals from the permitting requirements applicable to hazardous waste treatment facilities provided the Company complies with certain enumerated conditions. In October 1990, the Company applied for a permit under 6 NYCRR 373 of these provisions in order to allow it to treat other types of hazardous wastes. In response to the application, the NYS DEC made an unofficial determination that the Company's operation may not qualify for the precious metals exemption and that the Company may need to obtain a permit covering both its present and proposed operations. In November 1991, the Company and the NYS DEC entered into an Order of Consent permitting the Company to continue its current operations pending the NYS DEC's finalization and issuance of the Company's permit application. The permit application process is substantially complete. According to NYS DEC regulations, the Company must operate its facility as a "Picture in Time", with all equipment, personnel and systems in place and operating as if the permit had been issued.
     In mid 1994, on the basis of revised State regulations, KBF notified NYS DEC that the Company intended to avail itself of the State regulations under 6NYCRR § 373-1.1(d),(1),(iv),(vii),(viii),(xii) and Federal regulations, 40 CFR § 261.6. These regulations state in part that Wastewater Treatment Facilities handling characteristic hazardous waste for the sole purpose of recycling are exempt from the need to obtain a permit for treatment operations. In December 1994, the Company again notified NYS DEC of its intention to avail itself of an additional exemption in the regulations that would become effective on January 15, 1995. This additional exemption states in part, that Wastewater Treatment Facilities handling listed hazardous waste for the sole purpose of recycling are exempt from the need to obtain a permit for treatment operations. Together, both of these exemptions will permit the Company to receive all of the Listed and Characteristic Hazardous Waste found in the Company's Permit Application. However, regulations require that any Wastewater Treatment Facility that receives Hazardous Waste must have a permitted storage area where the waste is stored prior to treatment.
     In December 1994, the Company, with the consent of NYS DEC, altered its pending 6NYCRR §373 (Federal Part B) Treatment and Storage Permit to a Storage only Permit. As a result of this permit modification, NYS DEC informed the Company in April 1995 that the NYS DEC completed its review and approval of the permit application. Based on the approval of the permit application, NYS DEC has prepared a complete Draft Permit Module. This Draft Permit was submitted to the local administrative branch of NYS DEC in Stony Brook ("Region 1") on May 11, 1995 by the permit writers in Albany. In February of 1996, the Company was informed by the Deputy Regional Permit Administrator for Region 1 that the permit and DEIS prepared by the Company were both to be placed in a public commenting period within the near future. The public commenting period lasts for 45 days during which time any interested party may review the permit module as prepared by NYS DEC at locations chosen by the Administrator. The public commenting period will commence upon direction from the Administrator's office at which time the Company will publish in a local newspaper and on a local radio station the Administrator's intention to issue a 6NYCRR § 373 (Federal Part B) permit to the Company. The Administrator's office will publish the announcement in the Environmental News Bulletin. These announcements will inform the public that there is a 45 day comment period during which any interested party may view the permit and issue in writing, comments to the permit review section in Albany. At the end of the 45 day comment period, public comments, if any, will be reviewed by the permit reviewer in Albany. As long as any comments received are answered by the Permit Module which includes the permit application, the permit will be issued to the Company within 30 days after the end of the comment period. In the event that any comment is deemed to be substantial in nature and cannot be responded to using text in the permit module, the permit review section will contact the Company for a response to the comment. This process will continue until all comments are answered, at which time the permit will be issued. During the public comment period, any interested party can request a public hearing be held on the issuance of the permit. The final decision on a public hearing is made based on the validly of the request by the permit review section in Albany. The Company has no control over the procedures followed by NYS DEC to timely place the draft permit module in the public commenting phase. To date, the NYSDEC has not initiated the public commenting period of either the DEIS or the Draft Permit. There is no indication that the DEC will do so in the near future. This permit along with all other permits are specific to the Companies present operating location. The Company is in the process of seeking a second more manageable location which will not require the majority of these permits. In addition, the company is considering other alternatives to retain it present operation..

Sales and Marketing
     The Company presently markets its waste recovery services primarily to generators of metal bearing hazardous and non- hazardous waste. Generators of these wastes include but are not limited to printed circuit board manufacturers, photo offset printers, photographic developers, lithographers, photographers, microfilm users, X-Ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial X-Ray users), relay manufacturers, oil companies, chemical companies, battery manufacturers, anodizing operations, metal finishers, jewelry manufacturers and numerous other waste generators.
     The Company's sales and marketing efforts are performed by in-house personnel, and outside Waste Brokers". In-house sales efforts consist of direct telephone and mail contact with the potential customers who are either obtained through customer referrals, or are located through review of trade journals and other industrial reference materials. The Company's services are marketed by twelve unaffiliated independent sales representation companies, (Waste Brokers). The organizations are not obligated to sell any specified amount of services.
     In January 1996, the Company signed a Marketing Agreement ("Agreement") with Ward Consultancy and Oakton Consulting Group, jointly ("Consultants"). This Agreement stipulates the Consultants will act as marketing consultants to the Company in regard to a "Project", that the Company has been pursuing. Under this agreement the Consultants shall be paid a contingent fee based on any and all payments received by the Company, under this Project. The fee shall be calculated at the rate of five percent (5%) of the first Five Million Dollars ($5,000,000) received by the Company and two and one-half percent (2 1/2%) of any and all amounts received over the first Five Million Dollars ($5,000,000). The Company shall also reimburse the Consultants for travel and other out-of-pocket expenses incurred by the Consultants in connection with rendering services under this Agreement. Any additional consulting services not connected with the "Project" which are authorized by the Company shall be paid at the rate of Two Hundred Dollars ($200.00) per hour plus any out-of-pocket expenses approved by the Company. To date, the Consultants efforts have not produced any results.
Manufacturing and Supplies
     The Company no longer manufactures it's patented waste volume reduction system which enables users to reduce the volume of generated waste by 50% to 90%, depending upon the type of waste. The Company does still manufacture containment trays, recirculation systems and solution transfer systems. This equipment is manufactured on an "as requested" basis.
     The Company operates its service department, covering the systems which have been previously sold and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Equipment Sales & Services).
     In the later part of 1994, the chemical manufacturing companies, which supply the chemical reagents to the Company, increased their prices due to the shortages from depleted shipments and flooding of the manufacturing facilities in the Mid West. Due to this increase in the Cost of Operations, customers of the Company had their price per gallon increased in 1995 and 1996.
Competition
     Competition in the waste treatment industry is intense and is characterized by continued change and improvement in technology. The market is fragmented and, in the opinion of the Company, no company holds a dominant position.
     The Company believes that its waste recovery process, which results in the recycling of virtually all of the metals present in the waste, is unique and that the same or similar technology is not currently utilized by any other competitor. In June 1995, the Company announced the submission of a patent application on the "Selective Separation Technology" utilized by the Company. (See Patents and Proprietary Information)
     The Company's competitors utilize a variety of other methods for the treatment and disposal of hazardous and non-hazardous waste, including deep well injection, landfills, incineration and limited recovery of metals. The Company believes that its recovery process provides a superior alternative to these other methods. Many of the Company's competitors, however, are larger and more established and have substantially greater financial and other resources than the Company.
Research and Development
     Research and Development of the Patent Pending "Selective Separation Technology" occurred over the years, as a "on-going process". Only those costs directly allocated to Research and Development are represented. For the years ending December 31, 1996 and December 31, 1995, the Company did not incur any costs directly related to research and development.

Patents and Proprietary Information
     The Company is the owner of a United States patent issued in 1988 covering the design and function of the waste volume reduction system.
     In the past, the Company had utilized unpatented proprietary know-how and techniques in its waste recovery operations. This information is crucial to the Company's operations and business prospects. In June 1995, the Companies President submitted a patent application on the current Selective Separation Technology". The Company is currently negotiatinga licensing agreement with regards to this pending patent.

Liability Insurance
     The Company maintains pollution legal liability insurance in the amount of $1,000,000 per incident and $2,000,000 in total covering its premises, and vehicle liability insurance in the amount of $5,000,000. To date, the Company has not experienced any material liability claims.

Employees
     The Company currently has 20 full-time and 2 part-time employees. In addition to its two executive officers, the Company employs three chemists (laboratory personnel), a treatment manager, a service-maintenance forman, five waste treatment employees, five office personnel, one salesperson and two drivers. The Company will hire additional personnel when necessary. None of the Company's employees is represented by a union.

Item 2.     PROPERTIES.
     The Company is located in a leased building in North Lindenhurst, New York. The Company occupies approximately 30,000 square feet of space, of the 68,000 square foot building. The Company was notified in February 1995 that the landlord's mortgage holder had started foreclosure action against the landlord. Due to the foreclosure action involving the landlord's mortgage holder, the Company presently has no formal lease and is paying an agreed upon rent month to month. The Company entered into a stipulation with the bank in July 1997, whereby the Company agreed to pay $11,375.00 per month until December 31, 1997. At that time, the Company has agreed to vacate the premises. In addition to these payments, the Company agreed to 2 additional balloon payments due August 15, 1997 and October 15, 1997 for $32,000 each. The August payment has been made. Should the Company fail to vacate the premises on the agreed upon date, the rent will increase to $20,000 per month under a three month extension. Purchase of the building is presently being negotiated between an outside party and the Bank. The Company has meet with this outside party and is negotiating an arrangement whereby the Company may continue its present operations at this location, at the present base rent, in conjunction with the outside parties operations. This new operation, if it materializes, will make use of all of the Companies present and pending operating permits.

Item 3.     LEGAL PROCEEDINGS.
     The Company is not presently involved in any material legal proceedings. On November 1, 1994, the environmental crime unit of Suffolk County
District Attorney's Office obtained and utilized a search warrant to initiate an investigation at the Company's headquarters. The Company hired Mr. Frederick Eisenbud of Cahn Wishod & Lamb, LLP to represent the Company in this matter. On June 27, 1997 this matter was resolved. All charges against Mr. Kreisler have been dropped. All charges against the Company have also been dropped in exchange for a guilty plea to a single Class A' misdemeanor relating to laboratory record keeping and reporting which occurred prior to October 2, 1992 and a payment of a $25,000 fine. The laboratory record keeping and reporting deficiency, the result of criminally negligent actions by former laboratory management personnel, occurred prior to October 2, 1992. When management learned of this breakdown in its internal control procedures, controls were put in place which management is satisfied have successfully prevented any reoccurrence of the earlier problem.
     KBF believes that the outcome of the intensive twenty-seven month joint investigation by the District Attorney's office and investigative branch of the New York State Department of Environmental Conservation, which lead to the plea by the Company, reaffirms the integrity of the patent-pending technology and operations employed by KBF (See Note 12 to the Financial Statement: Legal Matters.)

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Inapplicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.
     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Electronic Bulletin Board.
     The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's Common Stock as reported by the NASDAQ Electronic Bulletin Board of the National Quotation Bureau, Incorporated.
     The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information is complied with care from sources believed to be reliable, but the Company cannot guarantee the accuracy nor does it warrantee its use for any purpose.
                       High     Low
          1994
     First Quarter     .09     .03
     Second Quarter     .10     .05
     Third Quarter     .12     .05
     Fourth Quarter     .11     .04

        1995
     First Quarter     .09     .05
     Second Quarter     .17     .06
     Third Quarter     .4375     .14
     Fourth Quarter     .34375     .18

        1996
     First Quarter     .23     .1875
     Second Quarter     .25     .20
     Third Quarter     .375     .23
    Fourth Quarter     .375     .19

                       Approximate number of holders
Titles of Class       of record as of August 12, 1997
Common Stock, .00001 par value     2,500
     The number of holders does not give effect to beneficial ownership of shares held in the street name of stock brokerage houses or clearing agents and does not necessarily reflect the actual ownership of the shares.

Dividends.
      The Company has never paid a cash dividend on its Common Stock and management has no present intention of paying dividends in the foreseeable future. The policy of the Company is to retain earnings and utilize the funds for Company operations. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions.

Item 6.     SELECTED FINANCIAL DATA.
     The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 has been obtained from the Companies financial statements. The financial statements for the year ended December 31, 1996, were audited by Irving Handel & CO., Independent Auditor, and for the years ended 1995, 1994, 1993 and 1992 were audited by Shapiro Bress & Guidice, P.C., Independent Auditors. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

Year Ended December 31.
                         1996     1995     1994     1993     1992
SUMMARY OF OPERATIONS     (IN THOUSANDS EXCEPT PER SHARE DATA)
Net Revenues            1,973     1,823     1,664     1,709     2,287
Net Income              (468)     (357)     (857)     (712)     (287)
EARNINGS PER SHARE     (0.0110)  (0.0087)  (0.0218)  (0.020)    (0.0100)
SUMMARY OF
BALANCE SHEET
Current Assets           432     287     371     604     876
Current Liabilities      821     517     639     667     596
Working Capital        (389)     (230)     (268)     (63)
Total Assets           1,859     1,941   2,267  2,889     2,725
Total Long-Term Debt     229     290     336     389     290
Total Liabilities      1,050     807     976     1,056     886
Stockholders' equity     809   1,133   1,291     1,834     1,838

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.
     Results of operations for the year Ending
     December 31, 1996 as Compared to the Year Ended
     December 31, 1995
     The Company's revenues increased 8% to $1,972,964 for the year ended December 31, 1996.("1996") from revenues of $1,823,390 for the year ended December 31, 1995 ("1995"). The Company attributes such increase in revenues to a number of factors. Management had refocused its emphasis on the waste water recovery "segment" for the best long-term interest of the Company.
During 1996 this continuing focus on waste water metal recovery combined with the ability to recover additional wastes, provided for under the new exemptions, has allowed the Company to increase its revenue base.
     Cost of operations decreased to 68% of revenues for 1996 compared to 69% for 1995. The Company attributes this decrease to the continued steps taken by Management to reduce costs.
     General and administrative expenses increased by 31% to $1,041,264 for the year ended December 31, 1996 from $795,812 for the year ended December 31, 1995 due primarily to legal and settlement costs related to the recently settled action and administrative salaries and expenses paid to the Acting
Chief Executive Officer, whose term of office ended May 1997. Management believes that administrative expense levels are presently (post May 1997) at or below the 1995 levels.
     The Company also continued to incur expenses related to obtaining the 6NYCRR §373 (Federal Part b) permit. In December 1994 and January 1995, the Company further expanded their exemptions to include characteristic and listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only. The review and approval of the revised permit application has been completed and approved by New York State Department of Environmental Conservation. The Company will be notified by the Deputy Regional Permit Administrator for Region 1 when the permit will be placed in the public commenting period. (See Governmental Regulation; Permit).
     The Company incurred a net loss of $468,398 for the year ended December
31, 1996 as compared to a net loss of $357,145 for the year ended December 31, 1995, an increase of 31%. The 1996 loss is due primarily to the increase in general and administrative expenses as explained above. Depreciation Expense was $193,745 and $298,194 for the years ended December 31, 1996 and 1995 respectively. It should be noted that the Company is negotiating to move its operating facility to a more advantageous location where business is more easily obtained and costs further reduced.
     Results of operations for the year Ending
     December 31, 1995 as Compared to the Year Ended
     December 31, 1994
     The Company's revenues increased 10% to $1,823,390 for the year ended December 31, 1995 ("1995") from revenues of $1,664,974 for the year ended December 31, 1994 ("1994"). The Company attributes such increase in revenues to a number of factors. Management had refocused its emphasis on the waste water recovery "segment" for the best long-term interest of the Company.
During 1995 this continuing focus on waste water metal recovery combined with the ability to recover additional wastes, provided for under the new exemptions, has allowed the Company to increase its revenue base.
     Cost of operations decreased to 69% of revenues for 1995 compared to 72% for 1994. The Company attributes this decrease to the continued steps taken by Management to reduce costs. Included in 1994 Cost of Operations is an allowance of $104,410 representing obsolescence of inventory in connection with the Equipment Manufacture and sales and Service segments of the Company's business. In the later part of 1994, the chemical manufacturing companies, which supply the chemical reagents to the Company, increased their prices due to the shortages from depleted shipments and recent flooding of their manufacturing facilities in the Mid West.
     General and administrative expenses decreased by 3% to $859,234 for the year ended December 31, 1995 from $882,613 for the year ended December 31, 1994 due primarily to decreased compensation to management during 1995 and other steps taken by Management to reduce overhead expenses.
     The Company continued to incur expenses related to obtaining the 6NYCRR §373 (Federal Part b) permit. In December 1994 and January 1995, the Company further expanded their exemptions to include characteristic and listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only. The review and approval of the revised permit application has been completed and approved by New York State Department of Environmental Conservation. The Company will be notified by the Deputy Regional Permit Administrator for Region 1 when the permit will be placed in the public commenting period. (See Governmental Regulation; Permit).
     Research and development expenses in 1995 were $0 as compared to $6,415 in 1994. These expenses were incurred in connection with the continuing development of the Company's technology. In June 1995, the Company announced its submission of its Patent Application for this technology. To date, the Company has incurred costs of $10,437 directly related to this submission.
     The Company incurred a net loss of $357,145 for the year ended December
31, 1995 as compared to a net loss of $857,383 for the year ended December 31, 1994, a decrease of 58%. Depreciation Expense was $298,194 and $312,218 for the years ended December 31, 1995 and 1994 respectively. The write-off certain capitalized permit costs and the reduction by an allowance of certain manufacturing inventory, contributed to the net loss in 1994. (See Note 3 to the Financial Statement: Inventories and Note 18 to the 1995 Financial
Statements: Capitalized Permit Costs)
Liquidity and Capital Resources
     The Company has funded its working capital requirements during the past five years from cash flow generated by operations, the proceeds of its initial public offering in 1987, the proceeds of subsequent public warrant exercises and private placements of Common Stock. The Company's original plant and equipment needs were funded through an SBA loan, which has been paid in full, and the Company borrows funds from a bank from time to time on a short-term or installment basis. The Company also utilizes lease/purchase arrangements to finance equipment acquisitions. All of the Company's current bank loans and lease financing obligations are guaranteed by the Company's two executive officers.
     In December 1992, the Company commenced a private offering of 5,000,000 shares of Common Stock at $0.10 per share. Gross proceeds of $384,000 were received by December 31, 1992, and an additional $216,000 was received thereafter. Of the $568,636 net proceeds of the offering, $232,071 was used for working capital purposes including reduction of accounts payable and $63,787 was applied to the 1992 insurance premium, with the remaining $273,000 used for the purchase and lease of additional equipment under which the Company obligated itself in the amount of $450,000 for the purpose of acquiring waste treatment and recovery equipment needed to expand the facility. The Company was required to provide collateral of $100,000 which was being held in an interest-bearing certificate of deposit. The leasing company recorded a perfected security interest on the equipment acquired under the lease financing. The payment terms on the lease originally provided for monthly payments of $9,625 over a 60 month period, bearing interest at 10.5%.
In March 1994, the Company entered into a restructuring agreement with respect to this capital lease obligation whereby the remaining balance due under the lease has been reduced by the aforementioned $100,000 collateral thereby reducing the monthly payments to $6,475 over a 60-month period bearing interest at 10.51%. In February 1996, the Company and the leasing company agreed to a one year modification of the lease, starting in February 1996, to two monthly payments of $7,500.00 and each month thereafter $5,000.00 and at which time the entire note will be rewritten.
     In 1994, the Company began an additional private placement of 5,600,000 shares of Common Stock at $ 0.125 per share for an aggregate purchase price of $700,000 and with underlying Class A and B warrants at $ 0.125 and at $ 0.18 respectively. Gross proceeds of $576,500 were received by December 31, 1994, with $123,500 in 1995. The proceeds of this offering were used to pay expenditures incurred in connection with the 6NYCRR §373 (Federal Part b) permit application, working capital and retiring debt.
     In February 1994, Robert Misa, a director of the Company furnished
$60,000 and another stockholder furnished $25,000 as collateral for an $85,000 loan to the Company from Fleet Bank. The loan carried interest at the prime rate, was payable at interest only for the first two years, and thereafter payments of principal and interest to be required from the Company. In consideration for furnishing the collateral, the Company would either issue Common Stock at a purchase price of $.125 per share upon maturity of the loan or ten-year options to purchase 30,000 shares of Common Stock at an exercise price of $.10 per share for each $10,000 of collateral furnished. In April 1994 , the stockholder who furnished the $25,000 converted his loan to shares of common stock pursuant to the 1994 private placement offering. It was agreed by the Company and Robert Misa that in July 1995, the collateral was used to pay the loan in full. In April 1996, Robert Misa received 484,000 shares of Common Stock under the terms and conditions of the agreement. During 1996, the subsidizing of the former Acting Chief Executive Officer's salary and expenses was accomplished through a $60,000 loan from certain shareholders, which is due on demand and bears an interest rate of 10% per annum.
     To date, the Company's operations have not been adversely affected by inflation; however in the later part of 1994, the chemical manufacturing companies increased their prices due to the shortages from depleted shipments and recent flooding of the manufacturing facilities in the Mid West.
     The Company had a positive cash flow of +$8149 at December 31, 1996 and a negative cash flow of -$893 at December 31, 1995, The positive cash flow in 1996, while operating at a loss of -$468,398, is indicative of the subsidizing of the former Acting Chief Executive Officer's salary and expenses through a $60,00 loan from certain shareholders, the substantial excess by which depreciation charges exceeds principle payment for long term debt, stock issued for services, and increases in accounts payable and accrued expenses.
     Working capital at December 31, 1996 was -$388,788 as compared to -$229,881 at December 31, 1995.
     At December 31, 1996 total long-term debt and capital lease obligations were $228,885 and $290,157 respectively. The Company has no other material commitments for capital expenditures.
     The Company continues to take steps, which were started in March 1994 to reduce overhead expenses and direct costs in an effort to further improve cash flow from operations. While this effort was interrupted in 1996, management believes the 1997 overhead costs will reflect these reductions.
     In conjunction with the stipulation entered into with apple bank (1996 Financial Statement Exhibit A, Note 7) the Company is considering a more advantageous location as well as working to retain its present facility. Management believes that the new or additional location would result in additional business opportunities. In conjunction with this prospect, the Company expects to incur material capital expenditures and related costs. Management is in the process of raising additional capital for this occurrence. There is no assurance that such funds will be available for either long-term or short-term, or if available, on terms which will be acceptable to the Company.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Exhibit A attached hereto.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Shapiro, Bress & Goldstein, L.L.P. (formerly known as Shapiro & Bress CPA's, P.C. and Shapiro, Bress & Guidice CPA's, P.C.) was formerly engaged to audit the financial statements of the Company. Effective January 10, 1997, Shapiro Bress & Goldstein, L.L.P., resigned from this position. Shapiro Bress & Goldstein, L.L.P.'s resignation is not due to any disagreements on any matter, transaction or event, with respect to accounting principals or practices, financial statements, disclosure or auditing scope or procedure, at any time during the engagement of Shapiro Bress & Goldstein, L.L.P. as auditor of the Company's financial statements. The Company's Board of Directors has approved the hiring of Irving Handel & Co., 112 Irving Palce, Woodmere, New York 11599, as the Company's new auditor, effective immediately.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Identification of Directors.
                                           Other Capacities
                          Period Served    in which currently
Name              Age     as Director      serving
Larry Kreisler     50     Since 1984     Chairman
                                         President
Kathi Kreisler     46     Since 1984     Vice President
                                         Secretary, Treasurer
Robert Misa        41     Since 1991     Vice President
Arthur Holland     67     Since 1984 to     None
                        November 4, 1996
James Aiello           July 1996 to May 199   Acting Chief Executive Officer

     Larry Kreisler is a Co-founder of the Company and has been its Chairman of the Board and a Director since March 1984. He served as Vice-President, Secretary Treasurer from March 1984 through December 1994. In January 1995, Mr. Kreisler accepted the Board nomination to serve as President of the Company. From 1973 to 1984 Mr. Kreisler managed pollution treatment systems for several companies in the metal finishing industries. Mr. Kreisler is the husband of Kathi Kreisler.
     Kathi Kreisler is a Co-founder of the Company and served as its President from 1984 through December 1994. She has been a Director since March 1984.
In January 1995, Ms. Kreisler accepted the Board nomination to serve as Vice President, Secretary Treasurer of the Company. From 1979 to 1984, Ms. Kreisler was a principal in Kreisler Bags (subsequently incorporated as Kreisler Bags and Filtration, Inc.), the predecessor of the Company. Ms. Kreisler is the wife of Larry Kreisler.
     Robert Misa has been a Director of the Company since January 1991 and Vice President since January 1994. Mr. Misa has been the owner of Caro-Bob Plumbing Supply, Inc. since 1974. Prior to that he owned and was engaged in various other plumbing supply businesses.
     Arthur Holland was a Director of the Company from March 1984 to November 1996. Mr. Holland officially retired from the Board on November 4, 1996. Mr. Holland has been the owner and President of W&A Holland, Inc., a supplier and service company for equipment to the metal finishing industry since 1975. Mr. Holland is a chemical engineer.
     James Aiello was a Director of the Company from July 1996 to May 1997. Mr. Aiello has been affiliated with the Company since January 1996 in a number of capacities. Mr. Aiello will from time to time advise the Board on domestic and international business growth opportunities.
     The Directors of the Company are elected at the annual meeting of stockholders, and serve until the next annual meeting of stockholders. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors, subject to the terms and conditions of the employment agreements described below. There are no arrangements or understandings between any of the Directors of the Company and any other person pursuant to which such person was selected as a Director of the Company. Other than Mr. and Ms. Kreisler, there are no other family relations between any directors or officers of the Company.
Identification of Executive Officers.
Name              Age          Current Office Held
Larry Kreisler     51          Chairman,
                               President
Kathi Kreisler     46          Vice President
                               Secretary, Treasurer
Robert Misa     42             Vice President
James Aiello     57          Acting Chief Executive Officer
                            (term July 1996 to May 1997)
     Currently, there is no fixed term of office, for any executive officer and all officers serve at the discretion of the Board of Directors. Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer.
     For a description of the backgrounds of Ms. Kreisler, Mr. Kreisler and Mr. Misa, see Identification of Directors.
     The information in the above tables is based in part upon information furnished by the respective persons listed above, and, in part, upon records of the Company.
Item 11.     EXECUTIVE COMPENSATION.
     The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal year ended December 31, 1996 to or on behalf of the Company's President and the one other named executive officer of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company
whose total aggregate salary and bonus exceeded $100,000:
     SUMMARY COMPENSATION TABLE

                            Annual Compensation     Long Term Compensation
Name
and
Principal
Position   Year  Salary ($)  Bonus ($)  Other Annual
                                       Compensation   Awards     All Other
                                                      Options/   Compensation
                                                      SARs(#)

Kathi
Kreisler,
Vice
President 1996  $8,325         -              -            -        -
          1995  $2,153         -              -       -     -
Larry
Kreisler,
President 1996  $195,474     -          -
          1995  $146,294                   $26,000                    $9,000

James
 Aiello,
Acting CEO 1996    -                       $24,000     -

There were no new
stock options granted to the named executive officers for the fiscal year ended December 31, 1996. However, certain stock options granted to the executive officers were revised and reallocated. (See "Stock Options" for further information.) No stock appreciation rights were granted or exercised during such fiscal year.
     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1996 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES


                Shares      Value       Number of     Value of Unexercised
                Acquired    Realized    Securities    in-the-Money Options
                on         Market price Underlying    at FY-End Market Price
                Exercise   at FY End    Unexercised   of Shares at FY-End ($)
                           Exercise     Options       less exercise price
                           (Less        at Fiscal
                           exercise     Year-End
                           Price)       (#)

                                Exerciseable Unexerciseable Ex-able  unex-able

Kathi Kreisler     0         -    4,264,278                    N/A     N/A
Larry Kreisler     0        -      4,264,278                   N/A     N/A

Employment Arrangements
     The Company had entered into an employment agreement with Kathi Kreisler, as President of the Company, effective January 1, 1993 (the "K. Kreisler Employment Agreement"). The K. Kreisler Employment Agreement provided for a five-year term and an annual base salary of $100,000 for the year ended December 31, 1993, $150,000 for the year ended December 31, 1994 and $175,000 for each year thereafter. The K. Kreisler Employment Agreement also provided for a bonus equal to 4% of the net income before taxes of the each calendar year commencing January 1, 1993, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. In March 1994, Kathi Kreisler voluntarily agreed to waive the balance of her 1994 salary payments. In January 1995, under mutual agreement between Kathi Kreisler and the Board, Kathi Kreisler became Vice President and Secretary Treasurer of the Company and agreed to alter the existing employment agreement as to Ms. Kreisler's title only. Kathi Kreisler voluntarily lowered the amount of her 1995 salary to $2153.00 and 1996 salary to $8325.00. To date, during 1997, no salary has been received by Ms. Kreisler.
     Kathi Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the K. Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for "cause", the Company is obligated to pay her all amounts due under the K. Kreisler Employment Agreement which have accrued but are unpaid as of the date of termination.
     The K. Kreisler Employment Agreement also includes non-competition provisions which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. By mutual agreement between the Board and K. Kreisler, the existing Employment Agreement is being renegotiated.
     The Company has entered into an employment agreement with Larry Kreisler, as the Chairman of the Board, Vice President and Secretary-Treasurer of the Company, effective January 1, 1993 (the "L. Kreisler Employment Agreement"). The L. Kreisler Employment Agreement provides for a five-year term and an annual base salary of $100,000 for the year ended December 31, 1993, $150,000 for the year ended December 31, 1994 and $175,000 for each year thereafter. Larry Kreisler voluntarily agreed to postpone his 1994 salary increase and in March 1994, agreed to reduce his annual base salary. By mutual agreement between the Board and L. Kreisler, for 1996 the salary allocation was $195,000.00. In 1997, L. Kreisler salary allocation is $165,000.00. The L. Kreisler Employment Agreement also provides for a bonus equal to 4% of the net income before taxes of the each calendar year commencing January 1, 1993, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company.. In January 1995, under mutual agreement between Larry Kreisler and the Board, Larry Kreisler became President of the Company and agreed to alter the existing employment agreement as to Mr. Kreisler's title only.
     Larry Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the L. Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for "cause", the Company is obligated to pay him all amounts due under the L. Kreisler Employment Agreement which have accrued but are unpaid as of the date of termination. The L. Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. By mutual agreement between the Board and K. Kreisler, the existing Employment Agreement is being renegotiated.
Stock Options.
     In October 1992, the Company issued stock options to purchase an aggregate of 690,000 shares of the Company's Common Stock at $.l25 per share to the following individuals. The options are exercisable at any time, during the period December 31, 1992 through December 31, 1997.
          Name     Number of Shares
     Kathi Kreisler     172,500
     Larry Kreisler     172,500
     Arthur Holland     86,250
     Robert Misa     86,250
     Joseph Casuccio     86,250
     David Halperin     86,250
     At the Annual Shareholders Meeting held on November 4, 1996, certain options were revised and reallocated in accordance with the following table and are immediately exercisable at $.10 per share for a period of 10 years, ending November 4, 2006.
         Name                                   Number of Shares
     Larry Kreisler                                        4,091,778
     Robert Misa                                        1,259,870
     Arthur Holland                                        526,886
     Kathi Kreisler                                        4,091,778
     Joe Casuccio                                        642,300
     David Halperin                                   1,210,209
     Stephen Lewen                                   1,002,258
     Stephen Jerome                                   1,537,076
     Richard Moses                                   601,845
     The Company set aside stock options under an unexecuted severance agreement with Mr. Vito Russo, the former executive Vice-President of Sales and Marketing. Under this unexecuted plan, Mr. Russo was to be granted 5 options to purchase 50,000 shares of common stock, each at a price of $.125 per share. The first was to expire April 1, 1995 and each subsequent option would expire on April 1 of each consecutive year thereafter. (See Note 8 to the Financial Statement: Stockholders' Equity)
     In June 1996, the Company issued 83,871 common stock options, exercisable at $.155 per share to Stephen Feldman, Esq. for services rendered. The options shall expire in January 2001.
     The Company entered into an agreement with M.H. Meyerson & Company dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. Under the agreement, Meyerson was to be granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $.15 per share. To date no warrants have been issued. The warrants and the underlying shares would be exercisable anytime between June 1997 and June 2000.
Stock Option Plan
     In January 1987, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") covering 5,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers, of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. To date, no options have been granted under the ISO Plan. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options may not be granted more than ten years from the date of adoption of the ISO Plan. Options granted under the ISO Plan must be exercised within then (10) years from the date of grant. The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination of employment due to death or disability. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.
Item 12.     SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth, as of December 31, 1996, certain information concerning stock ownership by all persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

     Name and Address of     Amount and            Percentage
     Beneficial                 Nature of               of
     Holder or Identity of     Beneficial          Outstanding
     Group                     Ownership               Stock (7)

     Kathi Kreisler              9,662,453            15.9
     23 Woodleigh Court     (1) (2)
     Holbrook NY 11741

     Larry Kreisler              9,662,453            15.9
     23 Woodleigh Court     (1) (3)
     Holbrook NY 11741

     Arthur Holland              1,289,030             2.1
     48 Roger Drive                (4)
     Port Washington NY

     Robert Misa                 2,627,424             4.3
     289 Bay Avenue                 (5)
     Huntington Bay, NY 11743

     Stephen Jerome               3,582,076             5.9
     18 Johnson Court              (6)
     Cresskill NJ 07626

     All Officers & Directors     23,241,360           38.3
     as a group (four persons)     (7)

Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of Common Stock owned by the other.
Includes 4,262,278 shares of exercisable options for Common Stock.
Includes 4,262,278 shares of exercisable options for Common Stock.
Includes 613,136 shares of exercisable options for Common Stock.
Includes 1,346,120 shares of exercisable options for Common Stock.
Includes 1,573,076 shares of exercisable options for Common Stock.
Includes the 10,483,812 shares of exercisable options for Common, as set forth in footnotes 2, 3, 4 and 5.
Does not include an aggregate of 5,172,500 shares of Common Stock issuable upon exercise of (i) options available for grant under the Company's Stock Option Plan and (ii) options granted to individuals other than officers, directors and principal stockholders of the Company.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     In 1992, the Company purchased supplies and components from Caro-Bob Plumbing Supply, Inc. (Caro-Bob"), a company owned by Robert Misa, a director of the Company, for an aggregate of approximately $37,693. In August 1992, the Company issued 300,000 shares of Common Stock to Mr. Misa in payment of $30,000 of the outstanding amount due. In April 1996, Caro-Bob Plumbing Supply received, as agreed, 480,000 shares, at $0.125 per share, in lieu of money for purchases made by the Company for supplies and components during the past few years.
     In February 1991, the Company borrowed $187,000 from JC Associates, Inc. Lenore Holland, the wife of Arthur Holland, a director of the Company, is a principal stockholder of JC Associates, Inc. The note was payable in three annual principal and interest (15% per annum) payments. At the option of the lender payment was made in the form of Common Stock of the Company in lieu of cash. In September 1992, the company issued 906,250 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $28,125. In 1993, the Company issued 812,500 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $18,750. In 1994, the Company issued 718,750 Shares of Common Stock to JC Associates, Inc. in payment of $62,500 in principal plus accrued interest of $9,375.
     Kathi and Larry Kreisler have personally guaranteed the Company's obligations under four capital leases and three operating leases. At December 31, 1996, the Company's obligations under such leases and note aggregated $502,265 versus $374,500 at December 31, 1995.
     In February 1994, Robert Misa, a director of the Company, furnished $60,000 and another stockholder furnished $25,000 as collateral for an $85,000 loan to the Company from Fleet Bank. The loan carried interest at the prime rate, and interest was payable only for the first two years, and thereafter payments of principal and interest would be required from the Company. In consideration for furnishing the collateral, the Company would either issue Common Stock at a purchase price of $.l25 per share upon maturity of the loan or ten-year options to purchase 30,000 shares of Common Stock at an exercise price of $.10 per share for each $10,000 of collateral furnished. In April 1994, the stockholder who furnished the $25,000 converted his loan into shares of common stock pursuant to the Company's 1993/94 private placement offering. It was agreed by the Company and Robert Misa that in July 1995, the collateral was used to pay the loan in full. In March 1996, Robert Misa received 484,000 shares of Common Stock under the terms and conditions of the agreement.
     The Company issued stock under S-8 Consulting agreement to RTP Environmental Associates for consulting work done in relationship to the 6NYCRR 373 permit and other permits required by the Company. RTP Environmental Associates received 400,000 shares of the Company's common stock, valued at $.125 per share. In 1996, the Company issued to Steven Feldman, Esq. Stock options which upon exercise will retire the related account payable debt. In 1996, the Company issued stock to retire certain vendor accounts payable debt of $30,000.00 to Halperin & Halperin, P.C. and $50,000.00 to Cahn Wishod & Lamb, L.L.P.
     In June of 1995, the Company signed an agreement with M.H. Meyerson & Co. to perform investment banking services for the Company. Such services may include but are not limited to assistance in mergers, acquisitions, internal capital structuring, placement of new debt and equity issues all with the objective of accomplishing the Company's business and financial goals. In consideration of the services previously rendered and to be rendered by M.H. Meyerson, warrants to purchase a total of 1,500,000 shares of Company's Common Stock with an exercise price of $0.15 per share with demand and piggy back registration rights are to be granted. To date no warrants have been issued.
     In May 1996, a new company was formed to handle the transportation needs of KBF Pollution Management, Inc. The new company, Metal Recovery Transportation Corporation, is solely owned by Lawrence M. Kreisler. Mr. Kreisler, formed Metal Recovery Transportation, Corporation due to KBF's inability to timely obtain necessary permits throughout the northeast. The company was formed without any financial assistance from KBF and is presently operating at a loss. The company will replace all outside transporters that the KBF is presently using.
PART IV
Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
     AND REPORTS ON FORM 8-K.
(a) The following financial statements are included in Part II, Item 8 and are attached hereto:
i)     Balance Sheets
a)     December 31, 1996
b)     December 31, 1995
ii)     Statements of Income Years Ended
a)     December 31, 1996
b)     December 31, 1995
c)     December 31, 1994
iii)     Statements of Stockholders' Equity
a)     January 1, 1994 to December 31, 1996.
iv)     Statements of Cash Flow Years Ended
a)     December 31, 1996
b)     December 31, 1995
c)     December 31, 1994
v)     Notes to Financial Statements
vi)     Exhibit 27     Financial Data Schedule
(b)     Reports on Form 8-K.
i)     Changes in the Registrant's Certifying Accountant-March 7, 1997
(c)     Exhibits.
Exhibit
Number Description
10.1*     -     Lease/purchase agreement between the Company and Wasco Funding
Co. dated March 24, 1993.
10.2*     -     Employment Agreement between the Company and Larry Kreisler dated October 15, 1992.
10.3*     -     Employment Agreement between the Company and Kathi Kreisler dated October 15, 1992.
10.4**     -     Amended Lease/purchase agreement between the Company and
Wasco Funding Co. dated March 25,1994.
10.5     -     Stipulation, dated June 26, 1997, between the Company and John
Spollen, Receiver f/b/o Apple Bank for Savings
*Reference is made to the exhibits to the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).
**     Reference is made to the exhibits to the annual report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 33-20954).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)     KBF POLLUTION MANAGEMENT, INC.
By (Signature and Title

     Larry Kreisler
     LARRY KREISLER, President
Date:          August 15, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title     LARRY KREISLER
                          LARRY KREISLER,
                        Chairman of the Board,
                        President, Director
Date:          August 15, 1997

By (Signature and Title     KATHI KREISLER
                            KATHI KREISLER,
                          Vice President,
                       Secretary, Treasurer,
                             Director
Date          August 15, 1997

KBF POLLUTION MANAGEMENT, INC.

AUDITED FINANCIAL STATEMENTS


DECEMBER 31, 1996 AND DECEMBER 31, 1995

KBF POLLUTION MANAGEMENT, INC.





INDEPENDENT AUDITORS' REPORT23
BALANCE SHEET24
LIABILITIES & STOCKHOLDERS' EQUITY25
STATEMENT OF INCOME26
STATEMENT OF CASH FLOWS28

      Irving Handel P.C.      Tel: 516-932-0404
CERTIFIED PUBIC ACCOUNTANTS      Fax' 516E932.7882
INDEPENDENT AUDITORS' REPORT
To The Board of Directors and Stockholders of KBF Pollution Management, Inc.











KBF POLLUTION MANAGEMENT, INC.
BALANCE SHEET
ASSETS
                               12/31/96      12/31/95
CURRENT ASSETS:

   Cash                      $     19,174     $     11,025
   Cash - Restricted               27,500     27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $29,563 & 26,657)         266,065      186,648
   Other Receivables               69,912     0
     Inventories                   17,779     13,369
   Prepaid Expendable Supplies     18,993     18,993
   Other Prepaid Expenses          12,752          29,697

     Total Current Assets         432,175     287,232

FIXED ASSETS :
   Property, Equipment & Improvements
     (Net of Accumulated Depreciation &
     Amortization
  of $1,467,315 & $1,248,829)     1,027,102     1,219,592
   Leased Property under Capital Leases
     (Net of Accumulated Depreciation &
     Amortization of
 $345,141 & $369,881)               141,758     161,997
   Non Expendable Stock,
 Parts & Drums                      139,368          139,368

     Total Fixed Assets, Net     1,308,228     1,520,957


OTHER ASSETS:

   Cash Surrender Value - OLI      0             8,957
   Security Deposits            12,406           9,381
   Patent (Net of Accumulated Amortization
     of $9,968 & $8,772)         10,361     22,764
   Capitalized Permit Costs      95,580          91,655

     Total Other Assets          118,347          132,757

          TOTAL ASSETS      $1,858,750     $1,940,946


See accompanying notes and accountant's report.


KBF POLLUTION MANAGEMENT, INC.
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

                                    12/31/96      12/31/95
CURRENT LIABILITIES:

   Accounts Payable - Trade     $     491,156     $     335,419
   Accrued Expenses                   157,270     76,062
   Taxes Withheld & Accrued            13,127     13,259
   Current Portion of Long-Term
     Debt                              81,637     21,637
   Current Portion of Capital Lease
     Obligations                       77,773     70,736

     Total Current Liabilities        820,963     517,113


LONG-TERM LIABILITIES:

   Long-Term Lease Obligations           228,885          290,157

     Total Long-Term Liabilities          228,885          290,157

STOCKHOLDERS' EQUITY :

Com. Stock par value .00001 per sh.
 Authorized - 500,000,000 shares
 Issued & Outstanding
   Dec. 31, 1996 - 43,405,546           434
     Dec. 31, 1995 - 42,216,213                          423
Capital in Excess of Par Value          4,344,671          4,201,061
Retained Earnings (Deficit)          (3,536,203)          (3,067,808)
  Total Stockholders' Equity           808,902          1,133,676

TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY      $1,858,750          $     1,940,946





See accompanying notes and accountant's report.
KBF POLLUTION MANAGEMENT, INC.

STATEMENT OF INCOME


                           YEAR ENDED      YEAR ENDED     YEAR ENDED
                            12/31/96       12/31/95     12/31/94

REVENUES                 $ 1,972,964     $     1,823,390     $     1,664,974
LESS: Cost of Operations   1,342,591          1,266,397            1,205,607

Gross Profit                 630,373            556,993              459,367

LESS:
     General & Admin. Expenses     1,041,264     795,812     785,203
      Research & Development Costs     0           0           6,415
      Advertising                   7,986     6,295         43,886
      Maintenance & Repairs          40,770     57,127          53,524

Operating Income (Loss)           (459,647)     (302,241)     (429,661)

OTHER INCOME (EXPENSES):

Other Income                          4,500      6,608     34,808
Interest Income                       1,096      975     1,098
Write-off of Capitalized
      Permit Costs                      0          0     (366,285)
Interest Expense                   (11,254)    (59,745)   (92,048)

Income (Loss) before Provision
  for Income Tax                (465,305)     (354,403)     (852,088)

Less: Income Tax Provision           3,093           2,742           5,295

NET INCOME (LOSS)     $     (468,398)     $     (357,145)     $     (857,383)


EARNINGS PER COMMON SHARE: (Note 11)

Income (Loss) from Continuing
  Operations                  $(.0110)     $     (.0087)     $     (.0218)

NET INCOME (LOSS)             $(.0110)     $     (.0087)     $     (.0218)



     See accompanying notes and accountant's report

EXHIBIT A

KBF POLLUTION MANAGEMENT, INC
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
JANUARY 1, 1994 TO DECEMBER 31, 1996

                         Common Stock
     Common Stock        Purchase Warrants      Capital In  Retained
     (Par Value $.00001) (Stated Value $.0001)   Excess    Earnings
        Shares     Amount     Warrants     Amount of Par  (Deficit)   Total


BALANCE,
January 1,
1994   37,957,159  $380         0     0 $3,686,690 $(1,853,279)     $1,833,791

Common
Stock
issued 2,661,889     27                    314,740                     314,767

Rounding                                         1     (1)               0

NET LOSS
for the
Year Ended
December 31,
1994                                                (857,383)     (857,383)

BALANCE,
December 31,
1994  40,619,045     407     0     0     4,001,431 (2,710,663)     1,291,175

Common
Stock
issued 1,597,168     16     0     0        199,630                   199,646

Rounding

NET LOSS
for the
Year Ended
December 31,
1995                                                 (357,145)     (357,145)

BALANCE,
December 31,
1995  42,216,213     423     0     0  4,201,061     (3,067,808)    1,133,676

Common Stock
issued 1,189,333     11               178,925         0              178,936

Underwriting
Costs     0     0     0     0        (35,315)         0              (35,315)

Rounding                                              3                3

NET LOSS
for the Year
Ended
December 31,
 1996                                             (468,398)     (468,398)
BALANCE,
December 31,
1996    43,405,546  $434   0    0 $4,344,671     $(3,536,203)     $808,902



See accompanying notes and accountant's report.

KBF POLLUTION MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                     12/31/96        12/31/95       12/31/94
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash Received from Customers $1,943,907     $ 1,802,046$      1,675,277
   Cash Paid to Suppliers & Employees(1,917,696)(1,742,432)      (1,660,846)
   Interest & Dividends Received     1,096          975          1,380
   Interest Paid                  (11,064)          (43,007)          (90,382)
   Income Taxes Paid               (3,595)           (4,215)          (5,393)
Net Cash Provided (Used) by
Operating Activities               12,648          13,367          (79,964)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Purchases of Equipment    (25,995)          (44,525)       (54,359)
   Cash Purchases of Intangible &
     Other Assets                  (2,448)          (13,062)          (54,121)
   Proceeds from Disposal of
   Other Assets                    53,494             0                0
Net Cash Provided (Used)
 in Investing
 Activities                        25,051          (57,587)          (108,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Stock &
     Warrants                       0              125,500            186,500
     Underwriting Costs          (35,315)            0                  0
   Proceeds from Long-Term Debt   60,000             0                101,586
   Repayment of Long-Term Debt &
     Capital Lease Obligations   (54,235)          (82,173)         (101,960)
Net Cash Provided (Used) by Financing
Activities                       (29,550)          43,327          186,126
NET INCREASE (DECREASE) IN CASH    8,149          (893)            (2,318)
CASH at Beginning of Year          11,025          11,918          14,236
CASH at End of Year          $     19,174     $     11,025     $     11,918


See accompanying notes and accountant's report.
    KBF POLLUTION MANAGEMENT, INC.
STATEMENT OF CASH FLOWS
                                  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    12/31/96     12/31/95     12/31/94
Reconciliation of Net Income to Net
Cash from Operating Activities:
NET INCOME (LOSS)                  $   (468,398)  $(357,145)   $  (857,383)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                        193,745     298,194        312,218
    Amortization                          1,196       1,196          1,196
    Cash value of Officer's Life Ins.       442       2,682          1,986
    Accounts Payable paid in stock        178,937     50,000            0
    Consulting Fees Paid in Stock            0      (31,392)       31,392
    Interest Expense paid in stock           0         0            9,375
    Bad Debts                            2,906        2,134         (724)
    Write-off of Permit Costs                0         0           333,854
     Write-off of Patent                11,207         0               0
     Proceeds from Sale of Equipment     (4,500)     (6,000)           0
   (Increase) Decrease in:
      Trade Accounts Receivable          (82,323)     31,923         7,236
      Other Receivables                  (69,912)      0             0
     Inventories     (4,410)     22,307     83,680
      Prepaid Expenses & Deposits           16,945     27,224     1,590
      Interest Receivable                    0           0        2,478
      Non-Expendable Stock, Parts & Drums    0        (146)          0
    Increase (Decrease) in:
      Accounts Payable                 155,737      (19,731)      44,715
      Withholding Taxes Payable            (132)     (512)       (2,212)
      Accrued Expenses                    81,208    (7,367)          (49,365)

                                      $     12,648  $ 13,367     $   (79,964)
Supplemental schedule of non-cash
investing and financing activities:
Capital lease obligations incurred
 for the lease of equipment.          $     0        $     0     $     9,982
Common Stock issued for the repayment of
principal and interest on loan.        $     0     $     0     $     71,875
Common Stock and Options issued for the
payment of accounts payable.           $  178,937    $   50,000     $     0
Security Deposit paid with proceeds from
sale of equipment.                     $     4,500   $     0        $     0

     See accompanying notes and accountant's report.

NOTE 1 - BUSINESS DESCRIPTIONKBF Pollution Management, Inc. (the Company) was incorporated in the State of
New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of .00001 Par Value Common stock. The Company is actively engaged in the recovery, recycling and transportation of metal-bearing hazardous and non-hazardous wastes predominantly in the Northeast region.
NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Recovery service revenues are recognized and invoiced as such services are completed.
Inventories
Inventories are valued at the lower of average cost or market, using the FIFO method.
Depreciation and Amortization
Property and equipment are depreciated for financial reporting and tax purposes using the straight line method over the estimated useful lives of the assets. Leasehold improvements are removable and are amortized over their useful lives. Useful lives are estimated between 5 and 10 years. The patent is being amortized over 17 years.
Use of Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.
These estimates and assumptions affect the reported amounts of assets and liabilities , the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.
NOTE 3 -  INVENTORIES
Inventories are comprised of the following major categories:
                        12/31/96     12/31/95
Shipping Supplies      7,821     4,770
Reagents               9,958     8,599
                    $ 17,779     $ 13,369

NOTE 4 -  FIXED ASSETS
Fixed assets are categorized and listed below:
                      Balance     Additions     Retirements     Balance
Property,
Equipment &
Improvements       at 12/31/95     1996             1996      at 12/31/96

Facility     $     1,572,026     $     25,996        0     $     1,598,022

Office
 Equipment,
Computers
&  Furnishings       216,731        0                 0             216,731

Manufactured
Equipment
Leased Out          72,999          0                 0              72,999

Equipment          451,596          0                 0              451,596

Leasehold
Improvements       155,069          0                 0              155,069

SUB TOTAL        2,468,421     $  25,996         $     0        $ 2,494,417

Less: Accumulated
Depreciation
and Amortization (1,248,829)                                     (1,467,315)

      NET      $1,219,592                                        $ 1,027,102

Leased
Equipment
Under Capital
Leases

Office Equipment
& Furniture    135,039               0                    0          135,039

Equipment      396,839               0              (44,979)          351,860
     SUB TOTAL     531,878     $     0     $       (44,979)          486,899
Less: Accumulated
 Amortization    (336,881)                                          (345,141)
       NET     $  161,997                                      $     141,758

Depreciation Expense was $193,745 and $298,194 for the years ended December 31, 1996 and 1995 respectively.

NOTE 5 - PATENT
The Company obtained a United States patent on its waste volume reduction unit and method in August, 1988. The costs incurred to obtain the patent have been capitalized and are being amortized over a 17 year life.
In 1995, the president of the Company submitted a patent application relating to the current selective separation technology. The Company is currently negotiating a licensing agreement with regards to this pending patent .
NOTE 6 -  LONG-TERM DEBT
Long-term debt consists of the following:
                                                       12/31/96     12/31/95
Note payable to certain significant shareholders who
advanced money to the Company. This obligation is due
on demand and bears an interest rate of 10% per annum. $60,000    $     0

Note Payable to Vito Russo payable in weekly installments
of $200 for 120 weeks, bearing interest at 5.63%.       21,637     21,637
          Total Long-Term Debt                          81,637     21,637
          Less: Current Portion                         81,637     21,637
          Long-Term Portion                            $     0     $     0



NOTE 7 - LEASES
The Company leases various equipment under capital leases. It also leases certain equipment under non-cancellable operating leases which expire in various years through 2003.
In March 1994, the Company entered into a restructuring agreement on their largest capital lease obligation. Originally, the Company obligated itself on this capital lease for $450,000 with collateral of $100,000 being held in a restricted interest-bearing Certificate of Deposit. The payment terms on the lease were for monthly payments of $9,625 over a sixty month period, bearing interest at 10.5% per annum.
Upon restructuring, the balance of the lease was reduced by $100,000, utilizing the restricted Certificate of Deposit. Under this modified lease, the payment terms call for monthly payments of $6,475 over a sixty month period, bearing interest at a rate of 10.51% per annum.
As of February 1996, under a verbal agreement with the lessor, the lease was renegotiated, whereby the Company made the following payments:
                           $7,500 - February 1996
                           $7,500 - March 1996
                           $5,000 - each month thereafter until July 1997.
At present, a meeting is pending between the lessor and the Company to renegotiate the terms of the lease and the balance to be paid.
The Company's base rent for the space it occupied during 1996 was $133,917. Due to a foreclosure action involving the landlord and the landlord's mortgage holder, the Company presently has no formal lease and is paying an agreed upon rent from month to month.
The Company entered in to a stipulation with the bank in July 1997, whereby the Company agreed to pay $11,375 per month until December 31, 1997. At that time, the Company has agreed to vacate the premises. In addition to these payments, the Company agreed to 2 additional balloon payments due in August 1997 and October 1997 for $32,000 each. Should the Company fail to vacate the premises on the agreed upon date, the rent will increase to $20,000 per month under a three month extension.
Rental expense under non-cancelable operating leases is as follows:
                             1996      1995       1994
     Vehicles and equipment 40,453     24,849     18,919
          Total           $ 40,453    $ 24,849   $ 18,919

The Company is currently leasing two of its vehicles for the next 7 years at a base rent of $610 per week. There are additional charges for mileage that are not included in the minimum lease schedule below. NOTE 7 - LEASES (continued)

Future minimum payments under capital leases and noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:
                                    Capital     Operating
                                     Leases     Leases
     1997                          $111,174     $ 31,720
     1998                           102,917       31,720
     199                            977,700       31,720
     2000                            71,225       31,720
     2001                                0        31,720
     Thereafter                          0        37,007
Total minimum lease payments        363,016     $195,607
Amounts representing interest     ( 56,358)
        Present value of net minimum
        lease payments remaining    306,658
        Less: Current portion        77,773
        Long -Term Portion         $228,885
On all capital leases, the equipment under lease is pledged toward the lease obligation.

NOTE 8 - STOCKHOLDERS' EQUITY
Incentive Stock Plan
In January, 1987, the Company adopted an Incentive Stock Option Plan pursuant to which 5,000,000 shares of common stock of the Company were reserved for insurance upon exercise of options designated as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended. No options have been granted as of December 31, 1996.
Stock Options
In October, 1992, stock options were issued to officers, directors and certain advisors of the company. The option holders in aggregate have the right to purchase 690,000 shares of stock at the exercise price of $.125 per share, no sooner than December 31, 1992, and no later than December 31, 1997.
In addition, the Company issued options to Kathi Kreisler and Larry Kreisler to each purchase 7,500,000 shares of Common Stock for $.125 per share over a five year period commencing on December 31, 1992, subject to certain terms and conditions. NOTE 8 - STOCKHOLDERS' EQUITY (continued)
Stock Options
At the Annual Shareholders Meeting held on November 4, 1996, these 15,000,000 options were revised and reallocated as indicated on the following table and are immediately exercisable at .10 per share, for a period of 10 years, ending November 4, 2006.

      Name         Number of Shares
     Larry Kreisler     4,091,778
      Robert Misa     1,259,870
     Arthur Holland        526,886
     Kathi Kreisler     4,091,778
     Joseph Casuccio        642,300
     David Halperin     1,210,209
     Stephen Lewen     1,002,258
     Stephen Jerome     1,573,076
     Richard Moses        601,845

Subsequent to the report date, 130,384 of the foregoing options have been exercised at a price of $.125.
The Company set aside stock options under an unexecuted severance agreement with Mr. Vito Russo, the former executive Vice - President of Sales and Marketing. Under this unexecuted plan, Mr. Russo was to be granted 5 options to purchase 50,000 shares of common stock, each at a price of $.125 per share.

The options were to be exercisable as follows:

Option
Number Exercisable Date Number of Shares Price Per
                                     Share     Expiration Date
1     April 1, 1995      50,000      $.125     Mar. 31,1996
2     April 1, 1996      50,000      $.125     Mar. 31,1997
3     April 1, 1997      50,000      $.125     Mar. 31,1998
4     April 1, 1998      50,000      $.125     Mar. 31,1999
5     April 1, 1999      50,000      $.125     Mar. 31,2000

The Company plans to execute an agreement in the future which may or may not include said options.
In June 1996, the Company issued 83,871 common stock options, exercisable at $.155 per share to Stephen Feldman, Esquire, for services rendered. The options expire in January 2001.
The Company entered into an agreement with M.H. Meyerson & Company dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. Under the agreement, Meyerson was to be granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $.15 per share. To date no warrants have been issued. The warrants and the underlying shares would be exercisable anytime between June 1997 and June 2000.
NOTE 9 - INCOME TAXES
The Company has tax net operating loss carry forwards available to offset future taxable income through 2011.
At December 31, 1996 the Company has tax net operating loss carry forwards expiring as follows:
December 31,
     2001     $71,403
     2002     491,952
     2003     120,270
     2004     318,761
     2005     116,490
     2006     0
     2007     279,456
     2008     705,626
     2009     850,743
     2010     348,301
     2011     445,228
     $ 3,748,230

NOTE 10- EARNINGS PER SHARE
                               Number of Shares
Common Stock outstanding:      1996      1995
      Beginning of Year     42,216,213     40,619,045
     End of Year            43,405,546     42,216,213
     Issued during the year  1,189,333     1,597,168
Common stock reserved
under stock options          17,523,871     17,440,000
Weighted Average
number of outstanding shares 42,681,546     40,922,951

Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.
NOTE 11 - SEGMENT INFORMATION
The Company operates in one principal segment - a waste water recovery facility specializing in recycling metal-bearing hazardous and non-hazardous wastes. In the past the Company reported on three segments: waste water recovery, equipment sales and service, and laboratory analysis. The Company has ceased manufacturing and marketing new equipment and has abandoned its commercial lab operations. The Company's activities in equipment sales and service and in the laboratory analysis are to support the waste water recycling segment, and are not separate divisions or profit centers.
NOTE 12 - COMMITMENTS & CONTINGENCIES
GOING CONCERN
As shown in the accompanying financial statements, the Company has incurred significant operating losses for each of the three years ended December 31, 1994, 1995 and 1996. At December 31, 1996, the Company's current liabilities exceed its current assets by $388,788. Those factors, as well as the non-performing capitalized lease obligation as discussed below, create an uncertainty about the Company's ability to continue as a going concern. Management of the Company has successfully concluded costly legal activities, negotiated a stipulation agreement on its existing location existing location, and has significantly reduced administrative salaries, utility costs, and insurance, among other operating costs.
NOTE 12 - COMMITMENTS & CONTINGENCIES (continued)
GOING CONCERN
Management is in the process of considering a more manageable location where business is more easily obtained and costs further reduced. The Company is also negotiating the raising of additional capital with numerous underwriters. The ability of the Company to continue as a going concern is dependent on the foregoing items. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. LEGAL MATTERS
The previously reported investigation by the Suffolk County District Attorney's Office, and the eventual indictment of the Company and certain employees has been settled.
On June 27, 1997, KBF entered a plea of guilty to a single misdemeanor in full satisfaction of all the charges against the Company, and was sentenced to pay a fine of $25,000. The fine has been paid in full. In addition, all charges against its president were dismissed. Thus the criminal investigation is closed, and there no longer are any charges pending against KBF or any of its officers or employees.
NON-PERFORMING LEASE OBLIGATION
The Company is technically in default on its largest capital lease obligation which calls for monthly payments of $6,475 over 60 months. At the balance sheet date, the Company was delinquent in paying in excess of one years scheduled installment payments. Effective February 26, 1996, the Company has structured an agreement with the lessor covering the terms of payment of the obligation through July 1997. The payment terms call for a $7,500 payment on February 26, 1996, and on March 15, 1996, to be followed by consecutive payments of $5,000 to be paid on the fifteenth of each month thereafter. The lessor and the Company have agreed to permanently restructure the obligation on or about August 1997, incorporating the remaining principal and interest. This lease obligation is collateralized by facility equipment that was purchased through the lease financing. Should the lessor commence an action against the Company for non-payment, the collateralized assets are in jeopardy.
EMPLOYMENT CONTRACTS
The Company has entered into five year employment agreements with Kathi Kreisler and Larry Kreisler, commencing January 1, 1993. The terms of the agreements call for each one to receive an annual base salary of $100,000 in 1993, $150,000 in 1994 and $175,000 in year 1995, 1996 and 1997. The agreements also provide for a bonus equal to 4% of the Company's net income before taxes for each calendar year during the term of the agreement. By mutual agreement between the Board of Directors and the Kreisler's, the existing employment agreements are being renegotiated.
See Note 13 for events that have a material impact on these employment contracts.
NOTE 13 - EMPLOYMENT CONTRACT WAIVERS
In March of 1994, Kathi Kreisler and Larry Kreisler voluntarily waived certain compensation due to them under their employment contracts (Note 12). In 1995 and 1996, Kathi Kreisler received $2,153 and $8,325 in compensation, respectively, waiving the balance of the compensation she was entitled to under the contract. NOTE 14 - CASH RESTRICTED
As a requirement with respect to the Company's Part 373(b) permit application, the Company had to establish an irrevocable letter of credit with a commercial bank in the amount of $27,500. The letter of credit is collateralized 100% by a Certificate of Deposit in the amount of $27,500. The Certificate of Deposit is restricted to remain on deposit at the commercial bank which issued the letter of credit.
NOTE 15 - CAPITALIZED PERMIT COSTS
The Company has incurred costs as part of the application process required to obtain a Part 373(b) Permit. Prior to a 1994 change in the law, that provided an exemption on the handling of certain hazardous wastes, this permit would have among other things, enabled the Company to process a broader category of waste streams than it was then permitted to handle at the time. The exemption provided by the change in the law effectively allowed the Company to process additional hazardous waste streams without the need for the Part 373(b) Permit. The Company is still pursuing approval of this permit, primarily for the provisions in the permit that allow for increased storage of hazardous waste prior to its being treated. Management considers the storage provisions of the permit essential in attaining a greater level of sales volume. The Company is continuing to incur costs during the approval process. Since the Company is currently able to process a broader category of waste streams under the exemption, those costs attributable to that phase of the permit application have been written off against current operations. Those costs associated with the efforts to allow the Company to store the waste within its facility have been capitalized. These capitalized costs were $3,925 at December 31, 1996, and $91,655 for the period ended December 31, 1995.
It should be noted, this permit is related to the Long Island location, and not transferable. While the Company is negotiating to move its operating facility, management is pursuing means to possibly recover these costs.

NOTE 16 - ACCRUED EXPENSES
Accrued expenses are broken down into categories as follows:
     Insurance Payable     $     20,279
     Interest Payable            34,860
     Professional Fees Payable   60,121
     Penalties                   25,000
     Other Accrued Expenses      17,010

                          $     157,270