Form 10-Q
period 1997-06-30
KBF POLLUTION MANAGEMENT INC
filed 1997-10-14
CIK 810162

FORM 10-Q
                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For Qtr. Ended:June 30,1997File No.: 2-20954-NY
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934
 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    No  X.
Indicate the number of shares outstanding of each of the registrant's classes of stock as of
June 30, 1997:
Common stock, $.00001 par value - 43,643,565 shares outstanding.
                  KBF POLLUTION MANAGEMENT, INC.
                            FORM 10-Q
                          June 30, 1997



                              INDEX
PART I - FINANCIAL INFORMATION
   Item I - FINANCIAL STATEMENTS (Unaudited)
        Balance Sheets -
           June 30, 1997 and December 31, 1996                3-4
        Statement of Income -
           Six Months Ended June 30, 1997 and 1996              5
           Three Months Ended June 30, 1997 and 1996            6
        Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996            7-8
        Notes to Financial Statements                           9
    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS          10-11
PART II - OTHER INFORMATION                                    12
SIGNATURES                                                     12

                 KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                         BALANCE SHEET
                             ASSETS

                                                6/30/97     12/31/96
                                               Unaudited    Audited

CURRENT ASSETS:

 Cash                                    $          28,314   $       19,174
 Cash - Restricted                                  27,500       27,500
 Trade Accounts Receivable (Net of
   allowance for doubtful accounts
   of $23,566 & $29,563)                           212,093      266,065
 Other Receivables                                  29,975       69,912
 Inventories                                        15,056       17,779
 Prepaid Expendable Supplies                        14,246       18,993
 Other Prepaid Expenses                              5,856           12,752

     Total Current Assets                          333,040      432,175

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,568,573 & $1,467,315)     921,860    1,027,102
   Leased Property under Capital Leases
      (Amortization of $362,005 & $345,141)        128,881      141,758
   Non Expendable Stock, Parts & Drums             139,368      139,368

     Total Fixed Assets, Net                     1,190,109    1,308,228

OTHER ASSETS:

   Security Deposits                                12,406       12,406
   Patent (Net of Accumulated Amortization
      of $10,566 & $9,968)                           9,763       10,361
   Capitalized Permit Costs                         95,580       95,580

     Total Other Assets                            117,749      118,347

          TOTAL ASSETS                          $1,640,898   $1,858,750





                 KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                         BALANCE SHEET
          LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


                                                       6/30/97    12/31/96
                                                      Unaudited   Audited
CURRENT LIABILITIES:

   Accounts Payable - Trade                           $ 504,050     $491,156
   Accrued Expenses                                      69,471      157,270
   Taxes Withheld & Accrued                              11,746       13,127
   Current Portion of Long - Term
       Debt                                              60,000       81,637
   Current Portion of Capital Lease
       Obligations                                       76,043      77,773

     Total Current Liabilities                          721,310     820,963

LONG-TERM LIABILITIES:

   Long - Term Lease Obligations                          226,907     228,885

     Total Long - Term Liabilities                        226,907     228,885

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 1997 - 43,643,565                             437     434
       Dec. 31,  1996 - 43,405,546
   Capital in Excess of Par Value                       4,397,860     4,344,671
   Retained Earnings (Deficit)                        (3,705,616)  (3,536,203)
            Total Stockholders' Equity (Deficit)           692,681    808,902

TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,640,898 $   1,858,750

                 KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                      STATEMENT OF INCOME
                          (Unaudited)



                                                  SIX MONTHS ENDED
                                                  6/30/97      6/30/96

REVENUES                                   $          930,345  $    930,480
LESS: Cost of Operations                              669,544       666,820

Gross Profit                                          260,801     263,660

LESS: General & Admin. Expenses                       413,027     422,407
      Advertising                                           0         2,423

Operating Income (Loss)                             (152,226)   (161,170)

OTHER INCOME (EXPENSES):

Interest Income                                           500         495
Interest Expense                                     (16,012)     (6,478)
Income Tax Provision                                  (1,674)       (2,008)

NET INCOME (LOSS)                         $         (169,412)  $  (169,161)


Number of Shares Outstanding                       43,643,565  42,672,213

Earnings Per Share from Operations        $           (.0035)  $    (.0037)

Earnings Per Share - Net Income (Loss)    $           (.0039)  $    (.0040)

                 KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                      STATEMENT OF INCOME
                          (Unaudited)



                                                 THREE MONTHS ENDED
                                                  6/30/97      6/30/96

REVENUES                                   $          507,074  $    445,268
LESS: Cost of Operations                              321,845       327,312

Gross Profit                                          185,229     117,956

LESS: General & Admin. Expenses                       169,291     208,418
      Advertising                                           0         1,162

Operating Income (Loss)                                15,938    (91,624)

OTHER INCOME (EXPENSES):

Interest Income                                           500         288
Interest Expense                                      (7,690)     (2,957)
Income Tax Provision                                    (600)         (630)

NET INCOME (LOSS)                         $             8,148  $   (94,923)


Number of Shares Outstanding                       43,643,565  42,672,213

Earnings Per Share from Operations        $             .0001  $   (.0021)

Earnings Per Share - Net Income (Loss)    $             .0002  $   (.0022)

                 KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                    STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                    SIX MONTHS ENDED
                                                  6/30/97     6/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash Received from Customers            $            990,314  $    921,935
 Cash Paid to Suppliers & Employees                 (987,915)     (912,815)
 Interest & Dividends Received                            500           495
 Interest Paid                                       (16,012)       (5,272)
 Income Taxes Paid                                      (699)       (3,595)
Net Cash Provided (Used) by
Operating Activities                                 (13,812)           748
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Purchases of Equipment                                0      (18,148)
 Cash Purchases of Intangible &
  Other Assets                                              0       (3,745)
 Cash Provided by Surrender of Life Insurance               0        8,957
Net Cash Provided (Used) in Investing
Activities                                                  0      (12,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Stock &
         Warrants                                      48,297       27,000
 Repayment of Long-Term Debt &
     Capital Lease Obligations                       (25,345)      (25,874)
Net Cash Provided (Used) by Financing
Activities                                             22,952         1,126
NET INCREASE (DECREASE) IN CASH                         9,140      (11,062)
CASH at Beginning of Period                            19,174        11,025
CASH at End of Period                    $             28,314  $      (37)

              KBF POLLUTION MANAGEMENT, INC.
                          FORM 10 - Q
                         JUNE 30, 1997
                    STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                  SIX MONTHS ENDED
                                                6/30/97       6/30/96
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                        $       (169,412)      $(169,161)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                   118,119      141,237
    Amortization                                       598      598
 Consulting & Professional Fees Paid in Stock                   0     30,000
 Accounts Payable Paid in Stock                      4,893      0
 Bad Debts                                         (5,997)      854
(Increase) Decrease :
      Trade Accounts Receivable                     59,969      (61,811)
      Other Receivables                             39,937      0
      Inventories                                    2,724      (1,484)
      Prepaid Expenses & Deposits                   11,643      9,724
Increase (Decrease) in:
      Accounts Payable                              12,894      62,781
      Withholding Taxes Payable                    (1,381)      (953)
      Accrued Expenses                            (87,799)      (11,037)

                                         $        (13,812)      $748







                       KBF POLLUTION MANAGEMENT, INC.
                            FORM 10-Q
                          JUNE 30, 1997
            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.
Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.
NOTE 2 - INVENTORIES
Inventories are comprised of the following major categories:
                                           6/30/97       12/31/96
Shipping Supplies                            $   6,170     $   7,821
Reagents                                         8,886         9,958
                                              $ 15,056      $ 17,779

                  KBF POLLUTION MANAGEMENT, INC.
                            FORM 10-Q
                          JUNE 30, 1997
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION
THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.
RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996
Total revenues for the six months ended June 30, 1997 were unchanged at
$930,345 as compared to $903,480 for the same period in 1996. The Company noted that waste related income rose by 2%, while the sale of manufactured equipment decreased by the same amount.
Cost of sales for the six months ended June 30, 1997 and 1996 were identical for both periods at 72%. General and administrative expenses decreased by 2%
 to $413,027 for the six months ended June 30, 1997 from $422,407 for 1996.
 This decrease is due to the ongoing steps taken by management to reduce costs. The Company incurred a net loss of -$169,412 for the first six months of
1997, identical to the net loss of - $169,161 for the same period in 1996.
It should be noted that the effects of management s continued efforts to reduce costs are more clearly evident
in managements discussion and analysis of the second quarter on page 11. LIQUIDITY AND CAPITAL RESOURCES
The Company believes that current operations will provide adequate cash flow to meet current obligations.  The Company had a positive cash flow of  $9,140 at June 30,1997. The positive cash flow, while operating at a loss of -169,412, is indicative of the substantial excess by which depreciation charges exceeds principle payment for long term debt, stock issued for services, and increases in accounts payable and accrued expenses.
The Company continues to take steps, which were started in March 1994 to reduce overhead expenses and direct costs in an effort to further improve cash flow from operations. While this effort was interrupted in 1996, management believes the 1997 overhead costs will continue to reflect these reductions. In conjunction with the stipulation entered into with Apple Bank (1996 Financial Statement Exhibit A, Note 7) the Company is considering a more advantageous location as well as working to retain its present facility. Management believes that the new or additional location would result in additional business opportunities. In conjunction with this prospect, the Company expects to incur material capital expenditures and related costs. Management is in the process of raising additional capital for this occurrence.
 There is no such assurance that such funds will be available for either long-term or short-term, or if available, on terms which will be acceptable to the Company.
Previous types of financing and capital resources are disclosed in the Company's 1996 10K.

           KBF POLLUTION MANAGEMENT, INC.
                            FORM 10-Q
                          JUNE 30, 1997
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION
RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30,1997
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1996
Total revenues for the three months ended June 30, 1997 increased to $507,074 as compared to $445,268 for the same period in 1996, an increase of 14%.
The Company attributes such increase in revenues due to economic conditions and continued sales efforts. Cost of sales for the three months ended June
30, 1997 decreased to 64% of revenues from 74% of revenues for the same period in 1996. This decrease is due to management's continued efforts to minimize costs. General and administrative expenses decreased by 14% to $ 169,291 for the three months ended June 30, 1997 from $208,418 for 1996. This decrease is also due to management's continued efforts to minimize costs. The Company incurred a net income of $8,148 for the second quarter of 1997, as compared to the net loss of - $94,923 for the same period in 1996, due to the decrease in costs and increased revenues mentioned above.

             KBF POLLUTION MANAGEMENT, INC.
                            FORM 10-Q
                         JUNE  30, 1997

PART II - OTHER INFORMATION
   Item VI - Exhibits and Reports on Form 8-K

         Exhibits  No.             Description
           27            Financial Data Schedule
         Reports on Form 8-K for the six months ended
           June 30,1997, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KBF POLLUTION MANAGEMENT, INC.

Dated:  Sept. 9, 1997              Larry Kreisler
                                   LARRY KREISLER - PRESIDENT

Dated:  Sept. 9, 1997              Kathi Kreisler
                                   KATHI KREISLER SECRETARY /
                                                 TREASURER