Form 10-Q
period 1997-09-30
KBF POLLUTION MANAGEMENT INC
filed 1997-11-20
CIK 810162

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:     September 30,1997           File No.: 2-20954-NY

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of September 30, 1997:
Common stock, $.00001 par value - 43,743,565 shares outstanding.

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
September 30, 1997

INDEX

PART I - FINANCIAL INFORMATION

Item I - FINANCIAL STATEMENTS (Unaudited)
Balance Sheets - September 30, 1997 and December 31, 1996               3-4

Statement of Income - Nine Months Ended September 30, 1997 and 1996       5
                      Three Months Ended September 30, 1997 and 1996      6

Statement of Cash Flows - Nine Months Ended September 30, 1997 and 1996 7-8

Notes to Financial Statements                                             9

Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                        10-11

PART II - OTHER INFORMATION                                              12

SIGNATURES                                                               12

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER  30, 1997

BALANCE SHEET

ASSETS

                                             9/30/97        12/31/96
                                             Unaudited       Audited

CURRENT ASSETS:

Cash                                         $  27,572      $  19,174
Cash - Restricted                               27,500         27,500
Trade Accounts Receivable (Net of
allowance for doubtful accounts
of $25,009 & $29,563)                          225,087        266,065
Other Receivables                               84,300         69,912
Inventories                                     15,440         17,779
Prepaid Expendable Supplies                     14,246         18,993
Other Prepaid Expenses                           9,214         12,752

Total Current Assets                           403,359        432,175

FIXED ASSETS:
   Property, Equipment & Improvements
   (Net of Accumulated Depreciation &
  Amortization of $1,709,201 & $1,467,315)     871,990      1,027,102
   Leased Property under Capital Leases
      (Amortization of $370,437 & $345,141)    120,449        141,758
   Non Expendable Stock, Parts & Drums         139,368        139,368

Total Fixed Assets, Net                      1,131,807      1,308,228

OTHER ASSETS:

   Security Deposits                            11,906         12,406
   Patent (Net of Accumulated Amortization
      of $10,865 & $9,968)                       9,464         10,361
   Capitalized Permit Costs                     95,580         95,580

Total Other Assets                             116,950        118,347

TOTAL ASSETS                                $1,652,116     $1,858,750

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER  30, 1997

BALANCE SHEET

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)



                                               9/30/97     12/31/96
                                              Unaudited     Audited
CURRENT LIABILITIES:

   Accounts Payable - Trade                   $  478,248  $  491,156
   Accrued Expenses                               54,026     157,270
   Taxes Withheld & Accrued                       13,558      13,127
   Current Portion of Long - Term Debt            60,000      81,637
   Current Portion of Capital Lease
       Obligations                                75,531      77,773

Total Current Liabilities                        681,363     820,963

LONG-TERM LIABILITIES:

   Long - Term Lease Obligations                 213,907     228,885

Total Long - Term Liabilities                    213,907     228,885

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       September 30, 1997 - 43,743,565              438          434
       Dec. 31,  1996 - 43,405,546
   Capital in Excess of Par Value             4,448,296    4,344,671
   Retained Earnings (Deficit)               (3,691,888)  (3,536,203)
     Total Stockholders' Equity (Deficit)       756,846      808,902

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY (DEFICIT)            $ 1,652,116  $ 1,858,750

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER 30, 1997

STATEMENT OF INCOME
(Unaudited)

                                                NINE MONTHS ENDED
                                             9/30/97         9/30/96

REVENUES                                    $1,443,271     $1,453,899
LESS: Cost of Operations                       992,172      1,031,909

Gross Profit                                   451,099        421,990

LESS: General & Admin. Expenses                580,745        667,613
      Advertising                                  435          5,769

Operating Income (Loss)                       (130,081)      (251,392)

OTHER INCOME (EXPENSES):
Interest Income                                    750            786
Interest Expense                               (23,949)        (9,566)
Income Tax Provision                            (2,404)        (2,608)

NET INCOME (LOSS)                           $ (155,684)    $ (262,780)

Number of Shares Outstanding                43,743,565     43,405,546

Earnings Per Share from Operations          $  (.0030)     $   (.0058)

Earnings Per Share - Net Income (Loss)      $  (.0036)     $   (.0060)

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER 30, 1997

STATEMENT OF INCOME
(Unaudited)
                                               THREE MONTHS ENDED
                                            9/30/97           9/30/96

REVENUES                                  $   508,581       $   523,421
LESS: Cost of Operations                      318,280           365,090

Gross Profit                                  190,301           158,331

LESS: General & Admin. Expenses               167,244           245,209
      Advertising                                 907             3,346

Operating Income (Loss)                        22,150           (90,224)

OTHER INCOME (EXPENSES):

Interest Income                                   250               291
Interest Expense                               (7,937)           (3,088)
Income Tax Provision                             (730)             (600)

NET INCOME (LOSS)                         $    13,733       $   (93,621)

Number of Shares Outstanding               43,743,565        43,405,546

Earnings Per Share from Operations        $    .0005        $   (.0020)

Earnings Per Share - Net Income (Loss)    $    .0003        $   (.0022)

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER 30, 1997

STATEMENT OF CASH FLOWS
(Unaudited)

                                               NINE MONTHS ENDED
                                           9/30/97           9/30/96
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers              $ 1,488,803     $ 1,351,532
Cash Paid to Suppliers & Employees         (1,521,646)     (1,320,133)
Interest & Dividends Received                     750             786
Interest Paid                                  (7,587)         (8,151)
Income Taxes Paid                                (604)         (3,595)
Net Cash Provided (Used) by Operating
  Activities                                  (40,284)         20,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Purchases of Equipment                      (758)        (18,148)
Cash Purchases of Intangible & Other
   Assets                                           0          (3,925)
Cash Provided by Surrender of Life Insurance        0           8,957
Net Cash Provided (Used) in Investing
   Activities                                    (758)        (13,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Stock & Warrants      93,298          27,000
     Proceeds from Debt                             0          45,000
   Payment of Underwriting Costs               (5,000)        (35,315)
   Repayment of Long-Term Debt &
Capital Lease Obligations                     (38,858)        (39,647)
Net Cash Provided (Used) by Financing
     Activities                                49,440          (2,962)
NET INCREASE (DECREASE) IN CASH                 8,398           4,361
CASH at Beginning of Period                    19,174          11,025
CASH at End of Period                      $   27,572      $   15,386

KBF POLLUTION MANAGEMENT, INC.
FORM 10 - Q
SEPTEMBER 30, 1997

STATEMENT OF CASH FLOWS
(Unaudited)

                                                    NINE MONTHS ENDED
                                                9/30/97           9/30/96
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                             $  (155,684)    $  (262,780)
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:

Depreciation                                      177,180         211,855

Amortization                                          897             897
     Consulting & Professional Fees Paid
             in Stock                              15,330         140,000
     Bad Debts                                     (4,554)          4,910
(Increase) Decrease in:
        Trade Accounts Receivable                  45,532        (102,368)

Inventories                                         2,339          (3,404)
      Prepaid Expenses & Deposits                   8,785          14,888
      Other Receivables                           (14,388)        (30,000)
Increase (Decrease) in:
       Accounts Payable                           (12,908)         50,652
       Withholding Taxes Payable                      431           3,619
       Accrued Expenses                          (103,244)         (7,830)


                                            $     (40,284)   $     20,439

Supplemental schedule of non-cash
investing and financing activities:

Common Stock and Options issued
for the payment of accounts payable.        $      15,330    $    140,000

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
SEPTEMBER 30, 1997


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                        9/30/97            12/31/96
Shipping Supplies                     $   6,170            $  7,821
Reagents                                  9,270               9,958

                                      $  15,440            $ 17,779

KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
SEPTEMBER 30, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE
FINANCIAL
STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the nine months ended September 30, 1997 decreased by less than 1% to $1,443,271 as compared to $1,453,899 for the same period in 1996. While sales appear virtually unchanged, certain significant low profit revenues, which could only be serviced at a Long Island facility, have been replaced by higher profit revenues, which will be maintained as the Company moves to it's new facility.

Cost of sales for the nine months ended September 30, 1997 decreased to 69% of revenues from 71% of revenues for the same period in 1996. This decrease is due to the ongoing steps taken by management to reduce costs.

General and administrative expenses decreased by 13% to $580,745 for the nine months ended September 30, 1997 from $661,613 for 1996. This decrease is due to management's continued efforts to reduce costs. More specifically, cost reductions can be seen in the areas of insurance, utilities and payroll.

The Company incurred a net loss of -$155,684 for the first nine months of 1997, a 41% decrease from the net loss of -$262,780 for the same period in 1996, due to the decrease in costs mentioned above.


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that current operations will provide adequate cash flow to meet current obligations. The Company had a positive cash flow of $8,398 at September 30,1997. The positive cash flow while operating at a net loss of -$155,684, is indicative of the substantial excess by which depreciation charges exceed principle payment for long term debt, stock issued for services, and increases in accounts payable and accrued expenses.

The Company is continuing to take steps, which were started in March 1994 to reduce overhead expenses and direct costs in an effort to further improve cash flow from operations. While this effort was interrupted in 1996, management believes in 1997 overhead costs will continue to reflect these reductions.
In conjunction with the stipulation entered into with Apple Bank (1996 Financial
 Statement Exhibit A, Note 7) the Company is moving to a more advantageous location (New Jersey). Management believes that this new location will result in additional business opportunities. In conjunction with this endeavor, the Company expects to incur material capital expenditures and related costs. Management is in the process of raising additional capital for this occurrence. There is no assurance that such funds will be available for either long term or short term, or if available, on terms which will be acceptable to the Company.

Total revenues for the three months ended September 30, decreased to $508,581 as compared to $523,421 for the same period in 1996, a decrease of 3%. While sales appear virtually unchanged, certain significant low profit revenues, which could only be serviced at a Long Island facility, have been replaced by higher profit revenues, which will be maintained as the Company moves to it's new facility.

Cost of sales for the three months ended September 30, 1997 decreased to 63% of revenues from 70% of revenues for the same period in 1996. The decrease is due to the ongoing steps taken by management to reduce costs.

General and administrative expenses decreased by 32% to $ 167,244 for the three months ended September 30, 1997 from $245,209 for 1996. This decrease is also due to management's continued efforts to minimize costs.

The Company incurred a net profit of $13,733 for the third quarter of 1997, a 115% increase from the net loss of -$93,621 for the same period in 1996, due to the decrease in costs mentioned above.


KBF POLLUTION MANAGEMENT, INC.
FORM 10-Q
SEPTEMBER  30, 1997

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K

Exhibits  No.               Description
27                          Financial Data Schedule
Reports on Form 8-K  -      Changes in Registrant's Certifying Accountant
                           (Filed March 7, 1997)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


KBF POLLUTION MANAGEMENT, INC.

Dated:  Nov. 12, 1997     LARRY KREISLER
                          LARRY KREISLER - PRESIDENT

Dated:  Nov. 12, 1997     KATHI KREISLER
                          KATHI KREISLER - SECRETARY /
                                           TREASURER