Form 10-K/A
period 1996-12-31
KBF POLLUTION MANAGEMENT INC
filed 1998-03-23
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996.
Commission file number 33-20954
(Exact name of registrant as specified in its charter)
(State of other jurisdiction of(IRS Employer
incorporation or organization)Identification No.)
(Address of principal executive offices)(Zip Code)
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:
     None.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days-.Yes      No X
Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of August 19, 1997 was $5,364,227.
The number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date is:
Common Stock
Outstanding at August 19, 1997: 43,635,930
SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)     KBF POLLUTION MANAGEMENT, INC.
By (Signature and Title
     LARRY KREISLER, President
Date:          August 15, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title     LARRY KREISLER
     LARRY KREISLER,      Chairman of the Board,
     President,
     Director
Date:          August 15, 1997

By (Signature and Title     KATHI KREISLER
     KATHI KREISLER,      Vice President,
          Secretary, Treasurer,
          Director
Date          August 15, 1997