Form 10-K
period 1997-12-31
KBF POLLUTION MANAGEMENT INC
filed 1998-04-06
CIK 810162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                           ---------------------------
                                    FORM 10-K
                           ---------------------------


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

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

                                  (800)366-1426
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) or Section 12(g) of the Act:

         None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days-.Yes No X

Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 1998 was $21,762,936.

The number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date is:

                  Common Stock

                  Outstanding at March 27, 1998: 56,388,565





--------------------------------------------------------------------------------
                                      -1-

                                     PART I
                                     ------
ITEM 1. BUSINESS.
INTRODUCTION

         KBF Pollution Management, Inc., a New York corporation (the "Company"), was organized in 1984 and is engaged in the environmental services business as a waste water metal recovery facility specializing in the resource recovery of hazardous and non hazardous metal bearing wastes for the sole purpose of recycling the product produced (ionic metal(s)) back into commerce. The Company operates an in-house certified laboratory to support the recycling process and perform research and development. The Company also provides waste handling equipment and compliance support service to their customers. In May 1997, the Company formed American Metals Recovery, Corp., Gryphon Industries, Inc., and AMR, Inc. pursuant to the laws of the State of Nevada. These wholly owned subsidiaries of KBF Pollution Management, Inc. were formed in conjunction with the move to New Jersey to create flexibility within the corporate organization. American Metals Recovery Corp. has been active in terms of expending capital related costs in setting up the facility in New Jersey.

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

WASTE RECOVERY SERVICES

         Since 1986, the Company has operated as a wastewater metal recovery facility for metal bearing wastes to recycle the metals recovered back into commerce.

         The waste is received at the facility, by the Company's related transport vehicles or other unaffiliated licensed transporters in drums and or by tanker-loads. The waste is then analyzed at the Company's own laboratory facilities to determine compliance with the approved waste profile on file for the customer and to verify proper waste classification.

         Once testing is completed, utilizing the Patent Allowed (see Patents and Proprietary Information) "Selective Separation Technology", the metals are separated from the solutions. Once the recovery process is complete, the remaining effluent is analyzed to assure that its contents fall within allowable discharge limits. The effluent is then discharged into the sewer pursuant to an approved discharge certificate. The recovered metals are recycled back into commerce.

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

         Utilization of the Company's Patent Allowed "Selective Separation Technology", however, terminates the generator's liability. KBF's process removes the waste from the environment, thereby terminating the generator's liability and exempting the generator from the Superfund Generation Tax. The Company issues a certificate of recovery to the customer.

METAL RECOVERY. During the Company's recovery process, the metals contained in the waste are removed from solution. The metals, which include silver, copper, nickel, lead, zinc and others, are processed into solid form and recycled back into commerce. Revenues from the sale of recovered metals have been significant.

LABORATORY ANALYSIS. The Company maintains a New York State Department of Health Certified Environmental Analytical Laboratory and application has been submitted for New Jersey. The laboratory is utilized to continually monitor and analyze the ongoing waste recovery operations. The Company performs the analysis on waste from new customers for approvals and continually on each waste shipment received from the customer. The Company also utilizes its laboratory facility to conduct research and development activities. (See Research and Development and Patents and Proprietary Information).

WASTE TRANSPORT. The Company uses a related waste transporter, METAL RECOVERY TRANSPORTATION CORP. "MRTC", that is licensed in New York, Connecticut, Rhode Island, New Jersey, Massachusetts and New Hampshire. The Company also utilizes other unaffiliated licensed Transport companies.

CONTRACTS; CUSTOMERS. The Company's waste recovery services are typically provided pursuant to nonexclusive service agreements, based on the acceptance of their waste. The fees charged by the Company for its services may be determined by several factors, including but not limited to volume, type of waste, location and method of shipment.

         The Company currently has approximately 2000 active repeating customers for its waste recovery services. For the years ended December 31, 1997 and December 31, 1996, no one customer accounted for 10% or more of the Company's total revenues.

EQUIPMENT SERVICES

         The Company provides waste handling equipment to its customers. This equipment is supplied on an "as requested" basis. The Company's service department covers the systems, which have been previously sold, and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Manufacturing & Supplies)

GOVERNMENTAL REGULATION; PERMITS

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

--------------------------------------------------------------------------------

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

         The Company had applied for or obtained all necessary permits regarding the New York facility. However, the Company has moved to Paterson, New Jersey. The New York facility will close upon approval by New York State Department of Environmental Conservation.

         The New Jersey facility has applied for all necessary permits required for its operations.

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

         The Company's sales and marketing efforts are performed by in-house personnel, and unaffiliated independent outside "Waste Brokers". In-house sales efforts consist of direct telephone and mail contact with the potential customers who are either obtained through customer referrals, or are located through review of trade journals and other industrial reference materials.

         In January 1996, the Company signed a Marketing Agreement ("Agreement") with Ward Consultancy and Oakton Consulting Group, jointly ("Consultants"). This Agreement stipulates the Consultants will act as marketing consultants to the Company in regard to a "Project", that the Company has been pursuing. As of May 1997, this agreement was cancelled and the Consultants efforts have not produced any results.

     In March of 1998, the Company signed an exclusive worldwide License Agreement with Solucorp Industries Ltd., for the utilization of the Company's patent allowed technology. The terms of the agreement call for an initial license fee of $500,000 plus an additional license fee of $0.0005 per processed gallon. The agreement also requires royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years from the signing of the contract and $2 million by the end of each year thereafter. The initial agreement is for a five-year term, with automatic five-year continuous renewal.

MANUFACTURING AND SUPPLIES

     The Company no longer manufactures it's patented waste volume reduction system. The Company still manufactures containment trays, recirculation systems and solution transfer systems. This equipment is manufactured on an "as requested" basis.

         The Company has a service department, covering the systems, which have been previously sold, and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements with customers or on an "on call" basis. (See Equipment Sales & Services).


--------------------------------------------------------------------------------

         COMPETITION

         Competition in the waste treatment industry is intense and is characterized by continued change and improvement in technology. The market is fragmented and, in the opinion of the Company, no company holds a dominant position.

         The Company believes that its waste recovery process, which results in the recycling of virtually all of the metals present in the waste, is unique and that the same or similar technology is not currently utilized by any other competitor. On February 3, 1998, the Company announced that the United States Patent and Trademark Office issued a Notice of Allowance for the patent application on the "Selective Separation Technology" utilized by the Company. (See Patents and Proprietary Information)

         The Company's competitors utilize a variety of other methods for the treatment and disposal of hazardous and non-hazardous waste, including deep well injection, landfills, incineration and limited recovery of metals. The Company believes that its recovery process provides a superior alternative to these other methods. Many of the Company's competitors, however, are larger and more established and have substantially greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

         Research and Development of the Patent Allowed (See Patents and Proprietary Information) "Selective Separation Technology" occurred over the years, as a daily "on-going process". Only those costs directly allocated to Research and Development are represented. For the years ending December 31, 1997 and December 31, 1996, the Company did not incur any costs directly related to research and development.

PATENTS AND PROPRIETARY INFORMATION

         In the past, the Company had utilized unpatented proprietary know-how and techniques in its waste recovery operations. This information is crucial to the Company's operations and business prospects. In June 1995, the Company's President submitted a patent application on the current "Selective Separation Technology". Under agreement with the Company's President, L. Kreisler, KBF is utilizing the Patent in its operations. On February 3, 1998, the Company announced that the United States Patent and Trademark Office issued a Notice of Allowance for the patent application for the Selective Separation Technology ("SST"). On March 25, 1998, the Company executed a worldwide license agreement with Solucorp Industries, LTD for the utilization of the Company's technology.

         The Company is the owner of a United States patent issued in 1988 covering the design and function of the waste volume reduction system.

LIABILITY INSURANCE

         The Company maintains pollution legal liability insurance in the amount of $1,000,000 per incident and $2,000,000 in total covering the premises, and vehicle liability insurance in the amount of $5,000,000. To date, the Company has not experienced any material liability claims.

EMPLOYEES

         The Company currently has 26 full-time and 2 part-time employees. In addition to its two executive officers, the Company employs three chemists (laboratory personnel), a recovery manager, seven recovery employees, a service-maintenance manager, two maintenance technicians, nine office personnel, one salesperson. The Company will hire additional personnel when necessary. None of the Company's employees is represented by a union.



ITEM 2.  PROPERTIES.

         As of December 1, 1997, the Company began the relocation of its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The new lease terms, which include a purchase


--------------------------------------------------------------------------------
option, are for $1,218,600 base rent to be paid monthly over 6 years commencing December 1997. The Company will occupy the entire building of 60,000 square feet of space.

         The Company's New York facility is located in a leased building in North Lindenhurst, New York. The Company occupies approximately 30,000 square feet of space, of the 68,000 square foot building. The Company will be occupying the building until closure of the facility is accepted by New York State Department of Environmental Conservation.



ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not presently involved in any material legal proceedings.

         On November 1, 1994, the environmental crime unit of Suffolk County District Attorney's Office obtained and utilized a search warrant to initiate an investigation at the Company's headquarters. The Company hired Mr. Frederick Eisenbud of Cahn Wishod & Lamb, LLP to represent the Company in this matter. On June 27, 1997 this matter was resolved. All charges against Mr. Kreisler have been dropped. All charges against the Company have also been dropped in exchange for a guilty plea to a single Class `A' misdemeanor relating to laboratory record keeping and reporting which occurred prior to October 2, 1992 and a payment of a $25,000 fine. The laboratory record keeping and reporting deficiency, the result of criminally negligent actions by former laboratory management personnel, occurred prior to October 2, 1992. When management learned of this breakdown in its internal control procedures, controls were put in place which management is satisfied have successfully prevented any reoccurrence of the earlier problem.

         KBF believes that the outcome of the intensive twenty-seven month joint investigation by the District Attorney's office and investigative branch of the New York State Department of Environmental Conservation, which lead to the plea, relating to the laboratory record keeping, by the Company, reaffirms the integrity of the patent allowed technology and operations employed by KBF (See
Note 12 to the Financial Statement: Legal Matters.)


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


--------------------------------------------------------------------------------

         The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The information is complied with care from sources believed to be reliable, but the Company cannot guarantee the accuracy nor does it warrantee its use for any purpose.

                                                HIGH              LOW
                                                ----              ---
                  1995
                  ----
                      First Quarter               .09              .05
                      Second Quarter              .17              .06
                      Third Quarter               .4375            .14
                      Fourth Quarter              .34375           .18
                  1996
                  ----
                      First Quarter               .23              .1875
                      Second Quarter              .25              .20
                      Third Quarter               .375             .23
                      Fourth Quarter              .375             .19
                  1997
                  ----
                      First Quarter               .25              .09
                      Second Quarter              .17              .08
                      Third Quarter               .25              .13
                      Fourth Quarter              .40              .16


                                                  Approximate number of holders
TITLES OF CLASS                                   of record as of March 27, 1998
---------------
Common Stock, .00001 par value                                2,500


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


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 has been obtained from the Companies financial statements. The financial statements for the year ended December 31, 1997, and December 31, 1996 were audited by Irving Handel & CO., Independent Auditor, and for the years ended 1995, 1994 and 1993 were audited by Shapiro Bress & Guidice, P.C., Independent Auditors. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

--------------------------------------------------------------------------------
                                      -7-

         YEAR ENDED DECEMBER 31,
         -----------------------
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
SUMMARY OF OPERATIONS(IN THOUSANDS EXCEPT PER SHARE DATA)

Net Revenues                      1,927     1,973     1,823     1,664     1,709
Net Income                         (208)     (468)     (357)     (857)     (712)
EARNINGS PER SHARE              (0.0042)  (0.0110)  (0.0087)  (0.0218)   (0.020)

SUMMARY OF
BALANCE SHEET

Current Assets                      762       432       287       371       604
Current Liabilities                 631       821       517       639       667
Working Capital                     131      (389)     (230)     (268)      (63)

Total Assets                      1,949     1,859     1,941     2,267     2,889
Total Long-Term Debt                190       229       290       336       389
Total Liabilities                   821     1,050       807       976     1,056
Stockholders' equity              1,128       809     1,133     1,291     1,834




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

         RESULTS OF OPERATIONS FOR THE YEAR ENDING
         -----------------------------------------
         DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED
         -----------------------------------------------
         DECEMBER 31, 1996
         -----------------

         The Company's revenues decreased by 2% to $1,926,895 for the year ended December 31,1997. ("1997") from revenues of $1,972,895 for the year ended December 31, 1996 ("1996"). While sales appear virtually unchanged, certain significant low profit revenues, which could only be serviced at a Long Island facility, have been replaced by higher profit revenues, which will be maintained at the New Jersey facility. During 1997 this continuing focus on wastewater metal recovery has allowed the Company to increase its revenue base.

         Cost of operations decreased to 66% of revenues for 1997 compared to 68% for 1996. The Company attributes this decrease to the continued steps taken by Management to reduce costs.

         General and administrative expenses decreased by 23% to $806,027 for the year ended December 31, 1997 from $1,041,264 for the year ended December 31, 1996 due primarily to the continued efforts by Management to reduce costs.

         The Company will continue to incur expenses related to the closure of the New York facility under New York State Department of Environmental Conservation regulations, 6NYCRR ss.373.

         The Company incurred a net loss of $207,635 for the year ended December 31, 1997 as compared to a net loss of $468,398 for the year ended December 31, 1996, a decrease of 56%. The 1997 loss is due primarily to the legal expenses incurred by June 1997 settlement and the low profit revenues mentioned above. Depreciation Expense was $237,368 and $193,745 for the years ended December 31, 1997 and 1996 respectively. It should be noted that the Company has relocated its facility to a more advantageous location, in Paterson, New Jersey, where business is more easily obtained and costs will be further reduced.

--------------------------------------------------------------------------------
                                      -8-

         RESULTS OF OPERATIONS FOR THE YEAR ENDING
         -----------------------------------------
         DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED
         -----------------------------------------------
         DECEMBER 31, 1995
         -----------------

         The Company's revenues increased 8% to $1,972,964 for the year ended December 31, 1996. ("1996") from revenues of $1,823,390 for the year ended December 31, 1995 ("1995"). The Company attributes such increase in revenues to a number of factors. Management had refocused its emphasis on the waste water recovery "segment" for the best long-term interest of the Company. During 1996 this continuing focus on wastewater metal recovery combined with the ability to recover additional wastes, provided for under the new exemptions, has allowed the Company to increase its revenue base.

         Cost of operations decreased to 68% of revenues for 1996 compared to 69% for 1995. The Company attributes this decrease to the continued steps taken by Management to reduce costs.

         General and administrative expenses increased by 31% to $1,041,264 for the year ended December 31, 1996 from $795,812 for the year ended December 31, 1995 due primarily to legal and settlement costs related to the recently settled action and administrative salaries and expenses paid to the Acting Chief Executive Officer, whose term of office ended May 1997. Management believes that administrative expense levels are presently post May 1997 at or below the 1995 levels.

         The Company also continued to incur expenses related to obtaining the 6NYCRR ss.373 (Federal Part b) permit. In December 1994 and January 1995, the Company further expanded their exemptions to include characteristic and listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only. The review and approval of the revised permit application has been completed and approved by New York State Department of Environmental Conservation. The Company will be notified by the Deputy Regional Permit Administrator for Region 1 when the permit will be placed in the public commenting period. (See Governmental Regulation; Permit).

         The Company also continued to incur expenses related to obtaining the 6NYCRR ss.373 (Federal Part b) permit. In December 1994 and January 1995, the Company further expanded their exemptions to include characteristic and listed hazardous waste. Due to these changes, in January 1995, the permit application was amended from treatment and storage to storage only. The review and approval of the revised permit application has been completed and approved by New York State Department of Environmental Conservation. The Company will be notified by the Deputy Regional Permit Administrator for Region 1 when the permit will be placed in the public commenting period. (See Governmental Regulation; Permit).

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

--------------------------------------------------------------------------------
                                      -9-

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

         In October 1997, pursuant to Rule 504, the Company offered on a private placement of $1,000,000 consisting of 12,500,000 shares of common stock with accredited investors. As of December 31, 1997, $417,930 was sold and the balance of $582,070 was sold in 1998.

         To date, the Company's operations have not been adversely affected by inflation; however in the later part of 1994, the chemical manufacturing companies increased their prices due to the shortages from depleted shipments and recent flooding of the manufacturing facilities in the Mid West.

         The Company had a positive cash flow of +$205,469 at December 31, 1997 and a positive cash flow of +$8149 at December 31, 1996. The positive cash flow in 1997, while operating at a loss of -$207,635 is indicative of the funds received through the 504 Offering Memorandum.

         Working capital at December 31, 1997 was +$131,736 as compared to -$388,788 at December 31, 1996.

         At December 31, 1997 total long-term debt and capital lease obligations were $189,977 as compared to $228,885 at December 31, 1996. Any capital expenditures for the New Jersey facility will be financed through proceeds from the 504 Offering Memorandum and future warrants exercised.

         The Company has relocated its recovery facility to Paterson, New Jersey. Management believes that the new location will result in additional business opportunities and lower operating costs. In conjunction with this move, the Company will incur material capital expenditures and related costs. Management has raised additional capital for this occurrence through a 504 Offering Memorandum.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Exhibit A attached hereto.



ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Shapiro, Bress & Goldstein, L.L.P. (formerly known as Shapiro & Bress CPA's, P.C. and Shapiro, Bress & Guidice CPA's, P.C.) was formerly engaged to audit the financial statements of the Company. Effective January 10, 1997, Shapiro Bress & Goldstein, L.L.P., resigned from this position. Shapiro Bress & Goldstein, L.L.P.'s resignation is not due to any disagreements on any matter, transaction or event, with respect to accounting principals or practices, financial statements, disclosure or auditing scope or procedure, at any time during the engagement of Shapiro Bress & Goldstein, L.L.P. as auditor of the Company's financial statements. The Company's Board of Directors has approved the hiring of Irving Handel & Co., 112 Irving Place, Woodmere, New York 11598, as the Company's new auditor, effective immediately.

--------------------------------------------------------------------------------
                                      -10-

                                    PART III
                                    --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF DIRECTORS.

                                                         OTHER CAPACITIES
                                PERIOD SERVED            IN WHICH CURRENTLY
NAME                 AGE        AS DIRECTOR              SERVING
----                 ---        -----------              -------
Larry Kreisler        51        Since 1984               Chairman
                                                         President
Kathi Kreisler        47        Since 1984               Vice President
                                                         Secretary, Treasurer
Robert Misa           42        Since 1991               Vice President

James Aiello          57        July 1996 to May 1997    Acting Chief Executive
                                                         Officer


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

         At the December 23, 1997 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 1998: Larry Kreisler, Kathi Kreisler, Robert W. Misa, Jr., Joseph Casuccio, Jr. and Anthony Leteri. In January 1998, the Board of Directors approved Frederick Eisenbud to the Board and in February 1998, the Board of Directors further approved Steven Lewen to the Board.

IDENTIFICATION OF EXECUTIVE OFFICERS.

NAME                         AGE        CURRENT OFFICE HELD
----                         ---        -------------------
Larry Kreisler               51         Chairman, President
Kathi Kreisler               46         Vice President, Secretary, Treasurer
Robert W. Misa, Jr.          42         Vice President
James Aiello                 57         Acting Chief Executive Officer
                                        (term July 1996 to May 1997)


--------------------------------------------------------------------------------

         Currently, there is no fixed term of office, for any executive officer and all officers serve at the discretion of the Board of Directors. Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer. In addition to the above named officers, in 1998, the Board of Directors named Joseph Casuccio and Kevin Kreisler to serve as Vice Presidents.

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


                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                     ANNUAL COMPENSATION                   Compensation
------------------- ----------------- -------------------------------------------------- ----------------- -----------------

Name and                                 Salary ($)        Bonus ($)       Other Annual         Awards,          All Other
Principal                 Year                                             Compensation     Options/SARs(#)     Compensation
Position
------------------- ----------------- ----------------- ---------------- ----------------- ----------------- -----------------
Kathi Kreisler,           1997              $3500              -                 -                 -                 -
Vice President
------------------- ----------------- ----------------- ---------------- ----------------- ----------------- -----------------
                          1996             $8,325              -                 -                 -                 -
------------------- ----------------- ----------------- ---------------- ----------------- ----------------- -----------------
Larry Kreisler,           1997            $152,503             -                                   -
President
------------------- ----------------- ----------------- ---------------- ----------------- ----------------- -----------------
                          1996            $195,474
James Aiello,             1997                                 -              $20,000              -
Acting CEO
------------------- ----------------- ----------------- ---------------- ----------------- ----------------- -----------------
                          1996                                                $24,000
=================== ================= ================= ================ ================= ================= =================


         There were new stock options granted to the named executive officers. In January 1998, K. Kreisler was issued 8 million options for past services rendered. (See Employment Arrangements). L. Kreisler was issued an additional 400,000 options for past services rendered. Certain stock options granted to the executive officers were revised and reallocated. (See "Stock Options" for further information.) No stock appreciation rights were granted or exercised during such fiscal year.

         The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1997 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.



                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------------

                                                                                               Value of Unexercised in-
                                                   Value           Number of Securities          the-Money Options at
                                                  Realized        Underlying Unexercised        FY-End Market Price of
                                   Shares       Market price    Options at Fiscal Year-End     shares at FY-End ($) less
                                  acquired       at FY End                  (#)                     exercise price
------------------------------                                ------------------------------- ----------------------------

Name                             on exercise      Exercise     Exercisable     Unexercisable    Exercisable    Unexercis-
                                     (#)            less                                                          able
                                                  exercise
                                                   price)
------------------------------ --------------- -------------- -------------- ----------------- ------------- --------------
Kathi Kreisler                        0              -          4,262,278                           N/A           N/A
------------------------------ --------------- -------------- -------------- ----------------- ------------- --------------
Larry Kreisler                        0              -          4,262,278                           N/A           N/A
============================== =============== ============== ============== ================= ============= ==============



--------------------------------------------------------------------------------

EMPLOYMENT ARRANGEMENTS

         The Company has entered into an employment agreement with Larry Kreisler, as the Chairman of the Board, President Company, in November 1997. The
L. Kreisler Employment Agreement provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will continue to be five years at all times. Either party may by written notice fix the term of this Agreement at five years without additional extension and would then end on a date five years from the date of notice. The annual base salary of $165,000, with cost of living adjustments. L. Kreisler will be entitled to receive an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to the L. Kreisler's 401k savings plan.

         Larry Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the L. Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for "cause", the Company is obligated to pay him all amounts due under the L. Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The L. Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.

         The Company had entered into an employment agreement with Kathi Kreisler, as Vice President and Secretary Treasurer, in November 1997. The K. Kreisler Employment Agreement provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will continue to be five years at all times. Either party may by written notice fix the term of this Agreement at five years without additional extension and would then end on a date five years from the date of notice. The annual base salary of $80,000, with cost of living adjustments. K. Kreisler will be entitled to receive an annual bonus equal to 4% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to the K. Kreisler's 401k savings plan.

         Kathi Kreisler's employment may be terminated by the Company at any time for "cause" (as defined in the K. Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for "cause", the Company is obligated to pay her all amounts due under the K. Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The K. Kreisler Employment Agreement also includes non-competition provisions which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.

         Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500 and her 1996 salary to $8,325.00. In January 1998, K. Kreisler received 8 million options convertible at $0.08 per share for a period of 10 years, to purchase Common Stock of the Company for past services rendered. L. Kreisler received 400,000 options convertible at $0.08 per share for a period of 10 years, to purchase Common Stock of the Company for past services rendered.


--------------------------------------------------------------------------------

         STOCK OPTIONS.

         In October 1992, the Company issued stock options to purchase an aggregate of 690,000 shares of the Company's Common Stock at $.l25 per share to the following individuals. The options are exercisable at any time, during the period December 31, 1992 through December 31, 1997. In December 1997, the Board of Directors voted to extend the exercisable time for another five years to December 31, 2002.

         NAME                                     NUMBER OF SHARES
         ----                                     ----------------
         Kathi Kreisler                                172,500
         Larry Kreisler                                172,500
         Arthur Holland                                 86,250
         Robert Misa                                    86,250
         Joseph Casuccio                                86,250
         David Halperin                                 86,250

         At the Annual Shareholders Meeting held on November 4, 1996, certain options were revised and reallocated in accordance with the following table and are immediately exercisable at $.10 per share for a period of 10 years, ending November 4, 2006.

         NAME                                      NUMBER OF SHARES
         ----                                      ----------------
         Larry Kreisler                               4,091,778
         Robert Misa                                  1,259,870
         Arthur Holland                                 526,886
         Kathi Kreisler                               4,091,778
         Joe Casuccio                                   642,300
         David Halperin                               1,210,209
         Stephen Lewen                                1,002,258
         Stephen Jerome                               1,537,076
         Richard Moses                                  601,845


         On January 2, 1998, K. Kreisler was also issued 7,500,000 options to purchase shares of Common Stock for $0.08 per share over a 10-year period commencing January 1998 for unpaid wages from March 1993 through December 1996. Additional, commencing on January 2, 1998, K. Kreisler was issued 500,000 options to purchase shares of Common Stock for $0.08 per share over a 10 year period for the year 1997.

         L. Kreisler was issued, on January 1998, 400,000 options to purchase shares of Common Stock for $0.08 per share over a 10-year period commencing on January 1998 for unpaid wages for the year 1997.

         The Company issued options, on December 20, 1997, to certain employees to purchase 800,000 shares of Common Stock for $0.125 per share over a 10-year period beginning December 31, 1997. In January 1998, an additional 200,000 options were granted to employees under the same terms as mentioned above.

         Directors, who are not employees of the Company, receive stock options pursuant to the Company's Director Plan adopted in January 1998. The Director's Plan provides for automatic grants of options to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. As of January 1998, 100,000 options at an exercise price of 80% of the price of the stock as selling on January 1, 1998, have been granted to each Director under the Directors Plan. The options are exercisable for a period of 10 years, none of which have been exercised.


--------------------------------------------------------------------------------

         In June 1996, the Company issued 83,871 common stock options, exercisable at $.155 per share to Stephen Feldman, Esq. for services rendered. The options shall expire in January 2001.

         The Company entered into an agreement with M.H. Meyerson & Company ("Meyerson") dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. Under the agreement, Meyerson was to be granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $0.15 per share. The warrants and the underlying shares would be exercisable anytime between June 1997 and June 2000. In February 1998, the Company agreed to issue M.H. Meyerson & Co additional warrants to purchase a total of 1,250,000 shares of common stock with an exercise price of $0.21 per share in exchange for investment banking services. The warrants and underlying shares will expire by February 2003. In March 1998, the Company agreed to issue additional warrants to purchase a total of 2,500,000 shares of common stock with an exercise price of $0.25 per share in exchange for investment banking services. The warrants and underlying shares will expire by March 2003. To date no warrants have been issued.

         In January 1998, the Company issued 125,000 options to purchase common stock exercisable at $0.25, callable at $0.01 a share one year from the date of issuance to Universal Process Equipment in exchange for equipment. These options expire in December 2003.

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



--------------------------------------------------------------------------------

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 1997, certain information concerning stock ownership by all persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

         NAME AND ADDRESS OF                  AMOUNT AND          PERCENTAGE
         BENEFICIAL                            NATURE OF               OF
         HOLDER OR IDENTITY OF                BENEFICIAL           OUTSTANDING
         GROUP                                 OWNERSHIP            STOCK (6)
         -----------------------------------------------------------------------
         Kathi Kreisler                        9,474,953               17
         23 Woodleigh Court                     (1) (2)
         Holbrook NY 11741

         Larry Kreisler                        9,474,953               17
         23 Woodleigh Court                     (1) (3)
         Holbrook NY 11741

         Robert Misa                           2,627,424               4.7
         289 Bay Avenue                           (4)
         Huntington Bay, NY 11743

         Stephen Jerome                        3,582,076               6.4
         18 Johnson Court                         (5)
         Cresskill, NJ 07626

         All Officers & Directors             21,577,330              38.7
         as a group (three persons)               (6)

1) Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of Common Stock owned by the other.
2)   Includes 4,262,278 shares of exercisable options for Common Stock.
3)   Includes 4,262,278 shares of exercisable options for Common Stock.
4)   Includes 1,346,120 shares of exercisable options for Common Stock.
5)   Includes 1,573,076 shares of exercisable options for Common Stock.
6) Includes the 11,443,752 shares of exercisable options for Common, as set forth in footnotes 2, 3, 4 and 5.
7) Does not include an aggregate of 5,172,500 shares of Common Stock issuable upon exercise of (i) options available for grant under the Company's Stock Option Plan and (ii) options granted to individuals other than officers, directors and principal stockholders of the Company.

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

         Kathi and Larry Kreisler have personally guaranteed the Company's obligations under four capital leases and three operating leases. At December 31, 1997, the Company's obligations under such leases and note aggregated $290,760 versus $502,265 at December 31, 1996. Under an


--------------------------------------------------------------------------------
agreement signed November 7, 1997, the Kreisler's are to receive minimum compensation for these personal guarantees.

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

         The Company issued stock under S-8 Consulting agreement to RTP Environmental Associates for consulting work done in relationship to the 6NYCRR 373 permit and other permits required by the Company. RTP Environmental Associates received 400,000 shares of the Company's common stock, valued at $.125 per share. In 1996, the Company issued to Steven Feldman, Esq. stock options, which upon exercise will retire the related account payable debt. In 1996, the Company issued stock to retire certain vendor accounts payable debt of $30,000.00 to Halperin & Halperin, P.C. and $50,000.00 to Cahn Wishod & Lamb, L.L.P.

         In June of 1995, the Company signed an agreement with M.H. Meyerson & Co. to perform investment-banking services for the Company. Such services may include but are not limited to assistance in mergers, acquisitions, internal capital structuring, placement of new debt and equity issues all with the objective of accomplishing the Company's business and financial goals. In consideration of the services previously rendered and to be rendered by M.H. Meyerson, warrants to purchase a total of 1,500,000 shares of Company's Common Stock with an exercise price of $0.15 per share with demand and piggy back registration rights are to be granted. To date no warrants have been issued.

         In May 1996, a new company was formed to handle the transportation needs of KBF Pollution Management, Inc. The new company, Metal Recovery Transportation Corporation, is solely owned by Lawrence M. Kreisler. Mr. Kreisler, formed Metal Recovery Transportation, Corporation due to KBF's inability to timely obtain necessary permits throughout the northeast. The company was formed without any financial assistance from KBF and is presently operating at a breakeven. Metal Recovery Transportation has permits in New York, New Jersey, Connecticut, Rhode Island, Massachusetts and New Hampshire. The company will replace all outside transporters that the KBF is presently using at a significant cost savings to KBF.

         In May 1997, the Company formed American Metals Recovery, Corp., Gryphon Industries, Inc., and AMR, Inc. pursuant to the laws of the State of Nevada. These wholly owned subsidiaries of KBF Pollution Management, Inc. were formed in conjunction with the move to New Jersey to create flexibility within the corporate organization. American Metals Recovery Corp. has been active in terms of expending capital related costs in setting up the facility in New Jersey.

         In November 1997, the Company ("Licensee") executed a License Agreement with Larry Kreisler, ("Licensor") President and Chairman of the Board of the Company. The Licensor granted the Licensee a worldwide, exclusive license to the Licensor's Patent Rights that are defined as "The Selective Separation Technology for the purpose of resource recovery of industrial metal bearing waste. The license applies to any improvements or related inventions. The Licensee may assign or sub-license the License with prior written consent which shall not be unreasonably withheld. The Licensor shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate but differs according to the type and quantity. The License Agreement has a minimum 15-year term after which time changes to 5- year evergreen term.


--------------------------------------------------------------------------------

                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.
             (a)  The following financial statements are included in Part II,
                   Item 8 and are attached hereto:

                  i)   Balance Sheets
                       a)   December 31, 1997
                       b)   December 31, 1996
                  ii)  Statements of Income Years Ended
                       a)   December 31, 1997
                       b)   December 31, 1996
                       c)   December 31, 1995
                  iii) Statements of Stockholders' Equity
                       a) January 1, 1995 to December 31, 1997.
                  iv)  Statements of Cash Flow Years Ended
                       a) December 31, 1997
                       b) December 31, 1996
                       c) December 31, 1995
                  v)   Notes to Financial Statements
                  vi)  Exhibit 27    Financial Data Schedule

              (b) REPORTS ON FORM 8-K.
                  --------------------

                  i) Changes in the Registrant's Certifying Accountant-March 7, 1997

              (c) EXHIBITS.
                 ---------

EXHIBIT
NUMBER                                   DESCRIPTION
------                                   -----------

   10.1*  -   Lease/purchase agreement between the Company and Wasco Funding
              Co. dated March 24, 1993.

   10.2*  -   Employment Agreement between the Company and Lawrence
              Kreisler dated October 15, 1992.

   10.3* Employment Agreement between the Company and Kathi Kreisler dated October 15, 1992

   10.4** - Amended Lease/purchase agreement between the Company and Wasco Funding Co. dated March 25,1994.

   10.5   -   Stipulation, dated June 26, 1997, between the Company and
              John Spollen, Receiver f/b/o Apple Bank for Savings


* Reference is made to the exhibits to the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).

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

(Registrant)                         KBF POLLUTION MANAGEMENT, INC.
            ---------------------------------------------------------


By (Signature and Title              /s/ LAWRENCE KREISLER
                                     ----------------------------
                                     LAWRENCE KREISLER, PRESIDENT

Date:             March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title             /s/ LAWRENCE KREISLER
                                    ----------------------------
                                    LAWRENCE KREISLER, CHAIRMAN OF THE BOARD,
                                                  PRESIDENT,
                                                  DIRECTOR

Date:             March 27, 1998


By (Signature and Title             /s/ KATHI KREISLER
                                    ----------------------------
                                    KATHI KREISLER, VICE PRESIDENT,
                                                  SECRETARY, TREASURER,
                                                  DIRECTOR

Date              March 27, 1998







--------------------------------------------------------------------------------

                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES



                          AUDITED FINANCIAL STATEMENTS



                    DECEMBER 31, 1997 AND DECEMBER 31, 1996





























--------------------------------------------------------------------------------

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES








                                TABLE OF CONTENTS









INDEPENDENT AUDITORS' REPORT .............................................. 22

BALANCE SHEET............................................................23-24

STATEMENT OF INCOME.........................................................25

STATEMENT OF STOCKHOLDERS' EQUITY ..........................................26

STATEMENT OF CASH FLOWS..................................................27-28

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

IRVING HANDEL P.C.                                       TEL: 516-295-9290
CERTIFIED PUBIC ACCOUNTANTS                              FAX: 516-295-9298

                                          112 IRVING PLACE - WOODMERE, NY  11598



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors and Stockholders of KBF Pollution Management, Inc.

     We have audited the accompanying balance sheet of KBF Pollution Management, Inc. as of December 31, 1997 and 1996, and the related statement of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a responsible basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                  /s/ Irving Handel & Co.
                                                  IRVING HANDEL & CO.


March 20, 1998
Woodmere, NY  11598

                                    EXHIBIT A

                  KBF POLLUTION MANAGEMENT, INC. & SUBSIDIARIES


                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                       12/31/97         12/31/96
                                                       --------         --------
CURRENT ASSETS:
---------------
   Cash                                                $  224,643     $   19,174
   Cash - Restricted                                       27,500         27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $26,782 & 29,563)                                 241,041        266,065
   Other Receivables                                       49,572         69,912
   Inventories                                             11,670         17,779
   Prepaid Expendable Supplies                             14,246         18,993
   Other Prepaid Expenses                                 193,780         12,752
                                                       ----------     ----------

   Total Current Assets                                   762,452        432,175


FIXED ASSETS :
--------------
   Property, Equipment & Improvements
     (Net of Accumulated Depreciation &
     Amortization of $1,670,954 & $1,467,315)             832,851      1,027,102
   Leased Property under Capital Lease
     Obligations(Net of Accumulated
     Depreciation & Amortization of
     $378,869 & $345,140)                                 108,030        141,758
   Non Expendable Stock, Parts & Drums                    139,368        139,368
                                                       ----------     ----------

     Total Fixed Assets, Net                            1,080,249      1,308,228



OTHER ASSETS:
-------------
   Security Deposits                                        7,662         12,406
   Patent (Net of Accumulated Amortization
     of $11,164 & $9,968)                                   9,165         10,361
   Capitalized Permit Costs                                89,179         95,580
                                                       ----------     ----------

     Total Other Assets                                   106,006        118,347
                                                       ----------     ----------

          TOTAL ASSETS                                 $1,948,707     $1,858,750
                                                       ==========     ==========





                 See accompanying notes and accountant's report.



--------------------------------------------------------------------------------

                                    EXHIBIT A

                  KBF POLLUTION MANAGEMENT, INC. & SUBSIDIARIES

                                  BALANCE SHEET
                                  -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


                                                      12/31/97         12/31/96
                                                      --------         --------
CURRENT LIABILITIES:
-------------------
   Accounts Payable - Trade                        $   454,657      $   491,156
   Accrued Expenses                                     52,354          157,270
   Taxes Withheld & Accrued                             11,873           13,127
   Current Portion of Long-Term
     Debt                                               60,000           81,637
   Current Portion of Capital Lease
     Obligations                                        51,832           77,773
                                                   -----------      -----------
     Total Current Liabilities                         630,716          820,963

LONG-TERM LIABILITIES:
---------------------
Capital Lease Obligations (Net of
     Short Term Portion)                               189,977          228,885
                                                   -----------      -----------
     Total Long-Term Liabilities                       189,977          228,885



STOCKHOLDERS' EQUITY:
--------------------
     Com. Stock par value .00001 per sh
      Authorized - 500,000,000 shares
      Issued & Outstanding
     Dec. 31, 1997 - 49,112,690                            491             --
        Dec. 31, 1996 - 43,405,546                        --                434
     Capital in Excess of Par Value                  4,871,362        4,344,671
     Retained Earnings (Deficit)                    (3,743,839)      (3,536,203)
                                                   -----------      -----------
         Total Stockholders' Equity                  1,128,014          808,902
                                                   -----------      -----------

TOTAL LIABILITIES

         & STOCKHOLDERS' EQUITY                    $ 1,948,707      $ 1,858,750
                                                   ===========      ===========





                 See accompanying notes and accountant's report.


--------------------------------------------------------------------------------

                                    EXHIBIT A

                  KBF POLLUTION MANAGEMENT, INC. & SUBSIDIARIES


                               STATEMENT OF INCOME
                               -------------------



                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        12/31/97       12/31/96       12/31/95
                                        --------       --------       --------



REVENUES                              $ 1,926,895    $ 1,972,964    $ 1,823,390
LESS: Cost of Operations                1,277,974      1,342,591      1,266,397
----                                  -----------    -----------    -----------
Gross Profit                              648,921        630,373        556,993


LESS:
----
   General & Admin. Expenses              806,027      1,041,264        795,812
   Advertising                              7,519          7,986          6,295
   Maintenance & Repairs                   42,246         40,770         57,127
                                      -----------    -----------    -----------

Operating Income (Loss)                  (206,871)      (459,647)      (302,241)



OTHER INCOME (EXPENSES):
----------------------
Other Income                                    0          4,500          6,608
Interest Income                             1,236          1,096            975
Interest Expense                           (1,656)       (11,254)       (59,745)
                                      -----------    -----------    -----------

Income (Loss) before Provision
  for Income Tax                         (207,291)      (465,305)      (354,403)

Less: Income Tax Provision                    344          3,093          2,742
                                      -----------    -----------    -----------

NET INCOME (LOSS)                     $  (207,635)   $  (468,398)   $  (357,145)
                                      ===========    ===========    ===========



EARNINGS PER COMMON SHARE: (NOTE 11)
-----------------------------------
BASIC                                 $    (.0042)   $    (.0110)   $    (.0087)
                                      ===========    ===========    ===========

DILUTED                               $    (.0042)   $    (.0110)   $    (.0087)
                                      ===========    ===========    ===========





                 See accompanying notes and accountant's report


--------------------------------------------------------------------------------


                                    EXHIBIT A

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES


                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      JANUARY 1, 1995 TO DECEMBER 31, 1997


                                                                          COMMON STOCK
                                                  COMMON STOCK        PURCHASE WARRANTS  CAPITAL IN      RETAINED
                                              (PAR VALUE $.00001)  (STATED VALUE $.0001)  EXCESS         EARNINGS

                                                   SHARES       AMOUNT  WARRANTS AMOUNT  OF PAR        (DEFICIT)       TOTAL
                                                ------------------------------------------------------------------------------------
BALANCE, January 1, 1995                         40,619,045    $407       0      0   $ 4,001,431    $(2,710,663)   $ 1,291,175
Common Stock issued                               1,597,168      16       -      -       199,630                       199,646
Rounding                                               --       --        -      -                                           0

NET LOSS for the Year Ended December 31, 1995          --       --        -      -          --         (357,145)      (357,145)
                                                ------------------------------------------------------------------------------------

BALANCE, December 31, 1995                       42,216,213     423       0      0     4,201,061     (3,067,808)     1,133,676

Common Stock issued                               1,189,333      11       0      0       178,925           --          178,936
Rounding                                               --       --        -      -          --                3              3
Underwriting Costs
                                                       --       --        -      -          --          (35,315)       (35,315)

NET LOSS for the Year Ended December 31, 1996          --       --        -      -          --         (468,398)      (468,398)
                                                ------------------------------------------------------------------------------------

BALANCE, December 31, 1996                       43,405,546     434       0      0     4,344,671     (3,536,203)       808,902

Common Stock issued                               5,707,144      57       0      -       586,291              0        586,348
Underwriting Costs                                        0       0       0      0       (59,600)             0        (59,600)
Rounding                                               --       --        -      -          --               (1)            (1)

NET LOSS for the Year Ended December 31, 1997          --       --        -      -          --         (207,635)      (207,635)
                                                ------------------------------------------------------------------------------------

BALANCE , December 31, 1997                      49,112,690    $491   $   0      0   $ 4,871,362    $(3,743,839)   $ 1,128,014
                                                ----------    ----   -   -      -   -----------    -----------    -----------



See accompanying notes and accountant's report.

                                    EXHIBIT A

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                             YEAR ENDED     YEAR ENDED      YEAR ENDED
                                               12/31/97     12/31/96         12/31/95
                                               --------     --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Cash Received from Customers             $ 1,954,700    $ 1,943,907    $ 1,802,046
   Cash Paid to Suppliers & Employees        (2,078,014)    (1,917,696)    (1,742,432)
   Interest & Dividends Received                  1,236          1,096            975
   Interest Paid                                (34,601)       (11,064)       (43,007)
   Income Taxes Paid                               (604)        (3,595)        (4,215)
                                            -----------    -----------    -----------

Net Cash Provided (Used) by
Operating Activities                           (157,283)        12,648         13,367

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Cash Purchases of Equipment                   (9,390)       (25,995)       (44,525)
   Cash Purchases of Intangible &
     Other Assets                                     0         (2,448)       (13,062)
   Proceeds from Disposal of Other Assets             0         53,494              0
                                            -----------    -----------    -----------

Net Cash Provided (Used) in Investing
Activities                                       (9,390)        25,051        (57,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from Sale of Stock &
     Warrants                                   518,228              0        125,500
     Underwriting Costs                         (59,600)       (35,315)             0
   Proceeds from Long-Term Debt                       0         60,000              0
   Repayment of Long-Term Debt &
Capital Lease Obligations                       (86,486)       (54,235)       (82,173)
                                            -----------    -----------    -----------

Net Cash Provided (Used) by Financing
Activities                                      372,142        (29,550)        43,327
                                            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                 205,469          8,149           (893)

CASH at Beginning of Year                        19,174         11,025         11,918
                                            -----------    -----------    -----------

CASH at End of Year                         $   224,643    $    19,174    $    11,025
                                            ===========    ===========    ===========




See accompanying notes and accountant's report.

                                    EXHIBIT A

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES




                             STATEMENT OF CASH FLOWS
                             -----------------------



                                           YEAR ENDED    YEAR ENDED   YEAR ENDED
                                           12/31/97      12/31/96     12/31/95
                                           --------      --------     --------

RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:
-------------------------------
NET INCOME (LOSS)                            $(207,635)   $(468,398)  $(357,145)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                               237,368      193,745     298,194
    Amortization                                 1,196        1,196       1,196
    Cash value of Officer's Life Ins                 0          442       2,682
    Accounts Payable Paid in Stock              22,830      178,937      50,000
    Consulting Fees Paid in Stock/Options       45,290            0     (31,392)
    Bad Debts                                   (2,781)       2,906       2,134
    Write-off of Patent                              0       11,207           0
    Write-off of Permit Costs                    6,401            0           0
    Proceeds from Sale of Equipment                  0       (4,500)     (6,000)

   (Increase) Decrease in:
      Trade Accounts Receivable                 27,805      (82,323)     31,923
      Other Receivables                         20,340      (69,912)
        Inventories                              6,109       (4,410)     22,307
      Prepaid Expenses & Deposits             (171,537)      16,945      27,224
      Non-Expendable Stock, Parts & Drums            0            0        (146)

    Increase (Decrease) in:
      Accounts Payable                         (36,499)     155,737     (19,731)
      Withholding Taxes Payable                 (1,254)        (132)       (512)
      Accrued Expenses                        (104,916)      81,208      (7,367)
                                             ---------    ---------   ---------

                                             $(157,283)   $  12,648   $  13,367
                                             =========    =========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Options & Warrants issued for the
payment of consulting fees                   $ 463,220    $       0   $       0
                                             =========    =========   =========

Common Stock and Options issued for the
payment of accounts payable                  $  22,830    $ 178,937   $  50,000
                                             =========    =========   =========

Security Deposit paid with proceeds from
sale of equipment                            $       0    $   4,500   $       0
                                             =========    =========   =========




                See accompanying notes and accountant's report.

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------





NOTE 1 - BUSINESS DESCRIPTION
-----------------------------

KBF Pollution Management, Inc. (the Parent)("KBF") was incorporated in the State of New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of .00001 Par Value Common stock. The Company is actively engaged in the environmental services business as a waste water metal recovery facility specializing in the resource recovery of hazardous and non-hazardous metal bearing wastes for the sole purpose of recycling the product produced (ionic metals) back into commerce. The Company operates an in-house industrial laboratory to support the recycling process and performance of research and development. The Company also provides waste handling equipment and compliance support service to their customers. The Company operates predominantly in the Northeast region. As of May 6, 1997 Gryphon Industries, Inc., American Metals Recovery Corp., and AMR, Inc. (the Subsidiaries) were formed pursuant to the laws of the State of Nevada. These wholly owned subsidiaries of KBF Pollution Management, Inc. were formed in conjunction with their move to New Jersey to create flexibility within the corporate organization. American Metals Recovery Corp. has been active in terms of expending capital related costs in setting up the facility in New Jersey. In addition, Metal Recovery Transportation Corp. (owned by KBF's President and Chairman, Lawrence Kreisler) entered into an agreement with KBF to handle all of KBF's transportation needs. Metal Recovery Transportation Corp. will assume the liability and provide transportation services to KBF at a rate below market price.

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

RECENT PRONOUNCEMENTS
---------------------

The Company has complied with all recent pronouncements which have effective dates preceding the dates relating to these financial statements.

SFAS No. 130, relating to reporting comprehensive income and SFAS No. 131, relating


--------------------------------------------------------------------------------
                                      -29-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------




NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------------------------

RECENT PRONOUNCEMENTS (CONTINUED)
---------------------------------

to segments of an enterprise and related information, are both effective for financial statements for years beginning after December 15, 1997.

Had Statements No. 130 and 131 been in effect for the year ended December 31, 1997, there would have been no change in the statements presented herein.

EARNINGS PER SHARE
------------------

In accordance with SFAS No. 128, the Company computes basic earnings (loss) per share on a daily weighted average basis, as described in Note 10. Non-diluting earnings (loss) per share are unchanged from basic, as the consideration of any and all options are dilutive.

PRIOR PERIOD STATEMENTS
-----------------------

The 1995 and 1996 financial statements may have been reclassified to conform with current year's classifications.

NOTE 3 -  INVENTORIES
---------------------

Inventories are comprised of the following major categories:

                            12/31/97               12/31/96
                            --------               --------
Shipping Supplies             $4,985                 $7,821
Reagents                       6,685                  9,958
                               -----                  -----
                          $   11,670            $    17,779
                              ======            ===========



NOTE 4 - FIXED ASSETS
---------------------

Fixed assets are categorized and listed below:

                                            BALANCE      ADDITIONS       RETIREMENTS         BALANCE
PROPERTY, EQUIPMENT & IMPROVEMENTS        AT 12/31/96      1997             1997           AT 12/31/97
----------------------------------        -----------      ----             ----           -----------
Facility                                $ 1,598,022    $     6,750             0           $1,604,772
Office Equipment, Computers
              &  Furnishings                216,731          2,638             0              219,369
Manufactured Equipment Leased Out            72,999              0             0               72,999
Equipment                                   451,596              0             0              451,596
Leasehold Improvements                      155,069              0             0              155,069
                                        -----------    -----------       ----------        ----------
      SUB TOTAL                         $ 2,494,417    $     9,388            $0           $2,503,805
=====================================   ===========    ===========       ==========       ----------
Less: Accumulated Depreciation
         and Amortization                (1,467,315)                                       (1,670,954)
                                                                                           ----------
      NET                               $ 1,027,102                                       $   832,851
                                                                                           ==========
LEASED EQUIPMENT UNDER CAPITAL LEASES
Office Equipment & Furniture                135,039              0             0              135,039
Equipment                                   351,860              0             0              351,860
                                        -----------    -----------       ---------         ----------
     SUB TOTAL                              486,899    $         0            $0              486,899
                                                       ===========       =========         ----------
Less: Accumulated Amortization             (345,141)                                         (378,869)
                                        -----------                                        ----------
       NET                              $   141,758                                       $   108,030
                                        ===========                                       ===========

Depreciation charged to operations, which includes amortization of capital lease obligations was $237,368 and $193,745 for the years ended December 31, 1997 and 1996 respectively.



NOTE 5 - PATENT
---------------

The Company obtained a United States patent on its waste volume reduction unit and method in August, 1988. The costs incurred to obtain the patent have been


--------------------------------------------------------------------------------
                                      -30-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------

NOTE 5 - PATENT (CONTINUED)
---------------------------

capitalized and are being amortized over a 17 year life.

In June 1995, the Company's President, Lawrence Kreisler, submitted a patent application on the "Selective Separation Technology" technique currently being used. On February 3, 1998, the US Patent and Trademark Office issued a Notice of Allowance for this patent. Under an agreement with Mr. Kreisler, the Company is utilizing the patent in its operations.

NOTE 6 -  LONG-TERM DEBT
------------------------

Long-term debt consists of the following:
                                                         12/31/97     12/31/96
                                                         --------     --------
Note payable to certain significant shareholders who
advanced money to the Company. This obligation is due
on demand and bears an interest rate of 10% per annum.  $  60,000    $  60,000

Note Payable in weekly installments
of $200 for 120 weeks, bearing interest at 5.63%.               0       21,637
                                                        ---------    ---------
          Total Long-Term Debt                             60,000       81,637
          Less: Current Portion                            60,000       81,637
                                                        ---------    ---------
          Long-Term Portion                             $       0    $       0
                                                        =========    =========


NOTE 7 - LEASES
---------------

CAPITAL LEASE OBLIGATIONS
-------------------------

The Company leases equipment with lease terms expiring through January 2002. As of February 3, 1998, the Company entered into a formal restructuring agreement with the lessor. The modified terms, beginning January 1998, call for 48 monthly payments as follows:

                           $6,000 each (payments 1-6)

                           $7,000 each (payments 7-12)

                           $5,910 each (payments 13-48)

Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1997:

                    1998                           $     78,000
                    1999                                 70,920
                    2000                                 70,920
                    2001                                 70,920
                    2002                                      0
                    Thereafter                                0
                                                   ------------
Total minimum lease payments                            290,760
Amounts representing interest                          ( 48,951)
        Present value of net minimum               ------------
        lease payments remaining                        241,809
        Less: Current portion                            51,832
                                                  -------------
        Long -Term Portion                        $     189,977
                                                  =============


On all capital leases, the equipment under lease is pledged toward the lease obligation.

--------------------------------------------------------------------------------
                                      -31-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------



NOTE 7 LEASES (CONTINUED)
-------------------------

OPERATING LEASES
----------------

The Company's New York facility is located in a leased building in North Lindenhurst, New York. The Company occupies approximately 30,000 square feet of space, of the 68,000 square foot building. The Company will be occupying the building until closure of the facility has been accepted by New York State Department of Environmental Conservation.

As of December 1, 1997, the Company relocated its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The new lease terms, which includes a purchase option, are for $1,218,600 base rent to be paid monthly over 6 years commencing December 1997. The Company occupies the entire building of 60,000 square feet of space. The lease obligations are as follows:

                           1998 - $  186,000
                           1999 -    193,200
                           2000 -    200,500
                           2001 -    208,600
                           2002 -    213,550
                     Thereafter -    201,300
                                  ----------
                                  $1,203,150
                                  ==========

Rental expense under non-cancelable operating leases is as follows:

                          1995 - $114,127

                          1996 -  174,370

                          1997 -  143,034



NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

INCENTIVE STOCK PLAN
--------------------

In January, 1987, the Company adopted an Incentive Stock Option Plan pursuant to which 5,000,000 shares of common stock of the Company were reserved for issuance upon exercise of options designated as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended.

STOCK OPTIONS
-------------

In October, 1992, stock options were issued to officers, directors and certain advisors of the Company. The option holders in aggregate have the right to purchase 690,000 shares of stock at the exercise price of $.125 per share, no sooner than December 31, 1992, and no later than December 31, 1997. On December 4, 1997, the Board of Directors voted to extend the exercise date an additional five years.

In addition, the Company issued options to Kathi Kreisler and Larry Kreisler for each to purchase 7,500,000 shares of Common Stock for $.125 per share over a five year period commencing on December 31, 1992, subject to certain terms and conditions.

At the Annual Shareholders Meeting held on November 4, 1996, these 15,000,000 options were revised and reallocated as indicated on the following table and are immediately exercisable at .10 per share, for a period of 10 years, ending November 4, 2006.



--------------------------------------------------------------------------------
                                      -32-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------






NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

      NAME                                       NUMBER OF SHARES
      -----------------------------------------------------------
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

On January 2, 1998, Kathi Kreisler was also issued an additional 8,000,000 options to purchase shares of common stock for $.08 per share over a 10 year period commencing January 1998. Lawrence Kreisler was also issued an additional 400,000 options to purchase common stock under the same terms as Mrs. Kreisler.

On December 20, 1997, the Company also issued options to certain employees to purchase 800,000 shares of common stock for $.125 per share over a 10 year period beginning December 31, 1997. In January 1998, an additional 200,000 options were granted to employees under the same terms as mentioned above.

Directors, who are not employees of the Company, receive stock options pursuant to the Company's Directors Plan, adopted in January 1998. The Directors Plan provides for automatic grants of options to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. As of January 1998, 100,000 options at an exercise price of $.22 per share have been granted to each director under the Directors Plan. The options are excercisable for a period of 10 years, none of which have been exercised.

In June 1996, the Company issued 83,871 common stock options, exercisable at $.155 per share to Stephen Feldman, Esquire, for services rendered. The options expire in January 2001.

The Company entered into an agreement with M.H. Meyerson & Company (Meyerson) dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. Under the agreement, Meyerson was to be granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $.15 per share. The warrants and the underlying shares would be exercisable anytime between June 1997 and June 2000. In addition, on February 1, 1998, the Company agreed to issue Meyerson additional warrants to purchase 1,250,000 shares of common stock with an exercise price of $.21 per share in exchange for investment banking services. The warrants and underlying shares will expire in February 2003. In March 1998, the Company agreed to issue Meyerson additional warrants for their investment banking services in relation to a licensing agreement(See Note 17 Subsequent Events). To date, no warrants have been issued under these Meyerson agreements.

In January 1998, the Company issued 125,000 options to purchase common stock exercisable at $.25, callable at $.01 a share one year from the date of issuance to




--------------------------------------------------------------------------------
                                      -33-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
-----------------------------------------

one of their suppliers in exchange for equipment. These options expire in December 2003.

Stock options issued for services to non-employees are accounted for in accordance with SFAS No. 123. The Company values such options using the Black-Scholes option valuation model and expenses the value over the expected life of the option. The amount charged to the current period was $45,290.

KBF Pollution Management, Inc. follows APB Opinion No. 25 to account for stock options issued to employees(intrinsic value)in its published financial statements. In accordance with SFAS No. 123, the Company discloses the Black-Scholes value of these options and the proforma impact of expensing such value over the vesting period of the options, in the footnotes to its financial statements.

In an effort to aid understanding of the impact of the Company's stock option plan, proforma "look-through" income statements are provided below as an alternative presentation of accounting for stock options.

This proforma income statement is not required by generally accepted accounting principles , but offers an additional method of considering stock options. In this presentation, the expense of employee options, based on the Black-Scholes value of the options is reflected in the income statement operating expense line items in the year that the options are granted. Shares issuable under various stock options are excluded from the weighted average number of shares outstanding on the assumption that their effect is non-diluting.



ALTERNATIVE PRESENTATION OF ACCOUNTING FOR STOCK OPTIONS:
---------------------------------------------------------


YEAR ENDED             12/31/97                        12/31/96                        12/31/95
                       REPORTED        PROFORMA        REPORTED       PROFORMA         REPORTED        PROFORMA
                       --------        --------        --------       --------         --------        --------

REVENUE              $  1,926,895    $  1,926,895    $  1,972,964    $  1,972,964    $  1,823,390    $  1,823,390

OPERATING EXPENSES:

COST OF REVENUE         1,277,974       1,818,613       1,342,591       1,450,082       1,266,397       1,288,097

MAINT & REPAIR             42,246          42,246          40,770          40,770          57,127          57,127

ADVERTISING                 7,519           7,519           7,986           7,986           6,295           6,295

GENERAL & ADMIN           806,027         806,027       1,041,264       1,041,264         795,812         795,812

TOTAL OPERATING         2,133,766       2,674,405       2,432,611       2,540,102       2,125,631       2,147,331
EXP

OPERATING INCOME         (206,871)       (747,510)       (459,647)       (567,138)       (302,241)       (323,941)

INTEREST INCOME             1,236           1,236           1,096           1,096             975             975

OTHER INCOME/EXP           (1,656)         (1,656)         (6,754)         (6,754)        (53,137)        (53,137)

INCOME BEFORE TAX        (207,291)       (747,930)       (465,305)       (572,796)       (354,403)       (376,103)

TAX PROVISION                 344             344           3,093           3,093           2,742           2,742

NET   INCOME/(LOSS)
AVAIL FOR    COMMON
S/H                      (207,635)       (748,274)       (468,398)       (575,889)       (357,145)       (378,845)

EARNINGS PER SHARE         (.0042)         (.0042)         (.0110)         (.0110)         (.0087)         (.0087)

WEIGHTED AVERAGE

SHARES OUTSTANDING     44,993,841      44,993,841      42,681,546      42,681,546      40,922,951      40,922,951

OPTIONS GRANTED           800,000         800,000      15,083,881      15,083,881       1,500,000       1,500,000




--------------------------------------------------------------------------------
                                      -34-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------


NOTE 9 - INCOME TAXES
---------------------

The significant components of the Company's deferred tax assets and liabilities for the year ended December 31, 1997 are as follows:

Deferred Tax Assets:
Net Operating Loss Carry Forward                                 $3,955,865
Valuation Allowance                                               3,955,865
                                                                 ----------
Deferred Tax Assets                                              $        0
                                                                 ==========


At December 31, 1997 the Company's operating loss carry forward expires as follows:

                              December 31, 2001                  $   71,403

                                           2002                     491,952

                                           2003                     120,270

                                           2004                     318,761

                                           2005                     116,490

                                           2006                           0

                                           2007                     279,456

                                           2008                     705,626

                                           2009                     850,743

                                           2010                     348,301

                                           2011                     445,228

                                           2012                     207,635
                                                               ------------
                                                               $  3,955,865
                                                               ============



NOTE 10- EARNINGS PER SHARE
---------------------------

Number of Shares
Common Stock outstanding:                           1997               1996
                                                   ------              ----
         Beginning of Year                         43,405,546        42,216,213
         End of Year                               49,112,690        43,405,546
         Issued during the year                     5,707,144         1,189,333
Common stock reserved under stock options          18,073,881        17,523,871
Weighted Average number of outstanding shares      44,993,841        42,681,546

Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.

NOTE 11 - SEGMENT INFORMATION
-----------------------------

The Company operates in one principal segment - a waste water recovery facility specializing in the resource recovery of hazardous and non-hazardous metal bearing wastes for the sole purpose of recycling the product produced (ionic metals) back into commerce. The Company operates an in-house industrial laboratory to support the recycling process and performance of research and development. The Company also provides waste handling equipment and compliance support service to their customers.




--------------------------------------------------------------------------------
                                      -35-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------





NOTE 11 - SEGMENT INFORMATION (CONTINUED)
-----------------------------------------

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

NOTE 12 - COMMITMENTS & CONTINGENCIES
-------------------------------------

LEGAL MATTERS
-------------

As noted in prior financial statements, the investigation by the Suffolk County District Attorney's Office, and the eventual indictment of the Company and certain employees has been settled.

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

EMPLOYMENT CONTRACTS
--------------------

The Company has entered into five year employment agreements with Kathi Kreisler and Larry Kreisler, commencing November 1997. The terms of the Larry Kreisler agreement call for him to receive an annual base salary of $165,000, with cost of living adjustments. He will also be entitled to an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to L. Kreisler's 401K savings plan.

The Kathi Kreisler employment contract calls for an annual base salary of $80,000, with cost of living adjustments. K. Kreisler will be entitled to an annual bonus equal to 4% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to K. Kreislers 401K savings plan.

See Note 13 for events that have a material impact on these employment contracts.

NOTE 13 - EMPLOYMENT CONTRACT WAIVERS
-------------------------------------

Kathi Kreisler and Larry Kreisler have voluntarily waived certain compensation due to them under their employment contracts. In 1996 and 1997, Kathi Kreisler received $8,325 and $3,500 in compensation, respectively, waiving the balance of the compensation she was entitled to under the existing contract.

In January 1998, Kathi Kreisler was also issued an additional 8,000,000 options to purchase shares of common stock for $.08 per share over a 10 year period commencing January 1998 for unpaid wages from March 1993 through December 1997.

Lawrence Kreisler was also issued 400,000 options to purchase common stock for past performance under the same terms as Kathi Kreisler above.

NOTE 14 - CASH RESTRICTED
-------------------------

As a requirement with respect to the Company's Part 373(b) permit application, the Company had to establish an irrevocable letter of credit with a commercial bank for $27,500. The Certificate of Deposit is being held as collateral for the letter of credit, and is required to remain on deposit at the commercial bank which issued the letter of credit.



--------------------------------------------------------------------------------
                                      -36-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------




NOTE 15 - CAPITALIZED PERMIT COSTS
----------------------------------

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

It should be noted, this permit is related to the Long Island location, and not transferable. While the Company is moving its facility to Paterson New Jersey, management is pursuing means to possibly recover these costs.

NOTE 16 - ACCRUED EXPENSES
--------------------------

Accrued expenses are broken down into categories as follows:
           Insurance Payable                             $ 11,535
           Utilities                                        5,770
           Professional Fees Payable                        8,600
           Other Accrued Expenses                          26,449
                                                         --------
                                                         $ 52,354
                                                         ========



NOTE 17 - SUBSEQUENT EVENTS
---------------------------

In March 1998, the Company signed an exclusive world-wide License Agreement with Solucorp Industries Ltd., for the utilization of the Company's patent allowed technology. The terms of the agreement call for an initial license fee of $500,000, plus an additional license fee of $.005 per processed gallon. The agreement also requires royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years from the signing of the contract, and $2 million by the end of each year thereafter. The initial agreement is for a five year term, with automatic five year continuous renewal.

In March 1998, the Company entered into an agreement with M.H. Meyerson & Co., whereby Meyerson is to be granted 2,500,00 warrants to purchase common stock at an exercise price of $.25 in exchange for investment banking services rendered in relation to the Solucorp Industries Ltd. transaction.

NOTE 18- RELATED PARTY TRANSACTIONS
-----------------------------------

The Company has the following related party transactions:
  1) Metal Recovery Transportation Corp. (owned by KBF's President and Chairman, Lawrence Kreisler) entered into an agreement with KBF to handle all of KBF's transportation needs. Metal Recovery Transportation Corp. (MRTC)will assume the liability and provide transportation services to KBF at a rate below market price. KBF paid MRTC $59,914 in 1997. As of December 31, 1997, the Company owed MRTC $8,051.





--------------------------------------------------------------------------------
                                      -37-

                                    EXHIBIT A
                                    ---------
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                DECEMBER 31, 1997
                                -----------------


NOTE 18- RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------
  2) Lawrence Kreisler, President and Chairman of KBF loaned the Company $53,702 during 1997. The balance owed to Mr. Kreisler at December 31, 1997 is $21,692.
  3) Certain members of the Board of Directors and advisors to the Company loaned the Company $60,000. (See Note 6 for additional information).

NOTE 19 - RETIREMENT PLAN
-------------------------

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. While the Company may elect to match employee contributions, it did not do so in 1997.

NOTE 20 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

The Company maintains all its cash balances at one financial institution located in Lindenhurst, New York. The Federal Deposit Insurance Corporation insures accounts in each institution up to $100,000. Uninsured balances aggregated $139,780 at December 31, 1997.