Form 10-Q
period 1998-03-31
KBF POLLUTION MANAGEMENT INC
filed 1998-05-21
CIK 810162

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended: March 31,1998                            File No.: 2-20954-NY

                         KBF POLLUTION MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)


           NEW YORK                                          11-2687588
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


           1 KBF PLAZA END OF JASPER STREET PATERSON NEW JERSEY 07522
                    (Address of principal executive offices)

                                 (973) 942-7700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of stock as of March 31, 1998:

Common stock, $.00001 par value - 56,388,565 shares outstanding.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 1998


                                      INDEX

PART I - FINANCIAL INFORMATION

     Item I - FINANCIAL STATEMENTS

          Balance Sheets -
             March 31,1998 and December 31, 1997                           3-4

          Statement of Income -
             Three Months Ended March 31,1998 and 1997                       5

          Statement of Cash Flows -
             Three Months Ended  March 31, 1998 and 1997                   6-7

          Notes to Financial Statements                                    8-9

     Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                         10

PART II - OTHER INFORMATION                                                 11

SIGNATURES                                                                  11

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q

                                 MARCH 31, 1998

                                  BALANCE SHEET
                                     ASSETS


                                                         3/31/98       12/31/97
                                                         -------       --------
                                                        Unaudited       Audited
                                                        ---------       -------

CURRENT ASSETS:

  Cash                                                  $  170,958    $  224,643
  Cash - Restricted                                         27,500        27,500
  Trade Accounts Receivable (Net of
   allowance for doubtful accounts
   of $39,381 & $26,782)                                   356,303       241,041
  Other Receivables                                        574,600        49,572
  Inventories                                               11,072        11,670
  Prepaid Expendable Supplies                               14,246        14,246
  Other Prepaid Expenses                                    17,307       193,780
                                                        ----------    ----------

      Total Current Assets                               1,171,986       762,452

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,718,492 & $1,670,954)           1,649,633       832,851
   Leased Property under Capital Leases
      (Amortization of $383,745 & $378,869)                103,154       108,030
   Non Expendable Stock, Parts & Drums                     139,367       139,368
                                                        ----------    ----------
      Total Fixed Assets, Net                            1,892,154     1,080,249

OTHER ASSETS:

   Security Deposits                                         7,002         7,662
   Patent (Net of Accumulated Amortization
      of $11,463 & $11,164)                                  8,866         9,165
   Capitalized Permit Costs                                 89,179        89,179
                                                        ----------    ----------

      Total Other Assets                                   105,047       106,006
                                                        ----------    ----------

            TOTAL ASSETS                                $3,169,187    $1,948,707
                                                        ==========    ==========

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                 MARCH 31, 1998

                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                         3/31/98      12/31/97
                                                         -------      --------
                                                        Unaudited      Audited
                                                        ---------      -------
CURRENT LIABILITIES:

   Accounts Payable - Trade                            $   600,601   $  454,657
   Accrued Expenses                                        104,979       52,354
   Taxes Withheld & Accrued                                 11,795       11,873
   Current Portion of Long - Term
       Debt                                                 60,000       60,000
   Current Portion of Capital Lease
       Obligations                                          51,832       51,832
                                                       -----------   ----------

      Total Current Liabilities                            829,207      630,716

LONG-TERM LIABILITIES:

   Long - Term Lease Obligations                           177,626      189,977
                                                       -----------   ----------

      Total Long - Term Liabilities                        177,626      189,977

STOCKHOLDERS' EQUITY:

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       March 31, 1998 - 56,388,565                             564
       Dec. 31,  1997 - 49,112,690                                          491
   Capital in Excess of Par Value                        5,377,959    4,871,362
   Retained Earnings (Deficit)                          (3,216,169)  (3,743,839)
                                                       -----------   ----------
            Total Stockholders' Equity                   2,162,354    1,128,014
                                                       -----------   ----------

TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY (DEFICIT)                 $ 3,169,187   $1,948,707
                                                       ===========   ==========

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                 MARCH 31, 1998

                               STATEMENT OF INCOME
                                   (Unaudited)

                                         THREE MONTHS ENDED
                                       3/31/98        3/31/97
                                       -------        -------

REVENUES                            $  1,080,799         422,027
LESS: Cost of Operations                 311,522         347,699
                                    ------------    ------------

Gross Profit                             769,277          74,328

LESS: General & Admin. Expenses          232,289         243,357
      Advertising                            242             379
                                    ------------    ------------

Operating Income (Loss)                  536,746        (169,408)

OTHER INCOME (EXPENSES):

Interest Income                              309               0
Interest Expense                          (8,358)         (8,322)
Income Tax Provision                      (1,033)         (1,074)
                                    ------------    ------------

NET INCOME (LOSS)                   $    527,664    $   (178,804)
                                    ============    ============


Number of Shares Outstanding          56,388,565      42,432,546

Basic Earnings (Loss) Per Share     $      .0095    $     (.0040)
                                    ============    ============

Diluted Earnings (Loss) Per Share   $      .0061    $     (.0042)
                                    ============    ============

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                 MARCH 31, 1998

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                             THREE MONTHS ENDED
                                            3/31/98       3/31/97
                                            -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash Received from Customers             $ 427,910    $ 457,963
  Cash Paid to Suppliers & Employees        (288,864)    (405,387)
  Interest Paid                               (8,455)      (8,182)
  Income Taxes Paid                             (380)        (474)
                                           ---------    ---------

Net Cash Provided (Used) by
Operating Activities                         130,211       43,920

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Purchases of Equipment & Facility    (678,215)           0
  Cash Purchases of Intangible &
    Other Assets                                   0            0
                                           ---------    ---------
Net Cash Provided (Used) in Investing
Activities                                  (678,215)           0

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Sale of Stock &
   Warrants                                  506,670            0
  Repayment of Long-Term Debt &
      Capital Lease Obligations              (12,351)     (42,019)
                                           ---------    ---------
Net Cash Provided (Used) by Financing
Activities                                   494,319      (42,019)
                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH              (53,685)       1,901

CASH at Beginning of Period                  224,643       19,174
                                           ---------    ---------

CASH at End of Period                      $ 170,958    $  21,075
                                           =========    =========

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                 MARCH 31, 1998

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                                   3/31/98       3/31/97
                                                   -------       -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                 $ 527,664    $(178,804)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                     52,414       59,057
    Amortization                                        299          299
    Consulting & Professional Fees Paid in Stock          0      (10,437)
    Bad Debts                                        12,599       (3,594)

(Increase) Decrease in:
    Trade Accounts Receivable                      (127,861)      35,936
    Other Receivables                              (525,028)      23,312
    Inventories                                         598        4,710
    Prepaid Expenses & Deposits                      (8,965)       9,400

Increase (Decrease) in:
    Accounts Payable                                145,944      127,468
    Withholding Taxes Payable                           (78)      (2,439)
    Accrued Expenses                                 52,625      (20,988)
                                                  ---------    ---------

                                                  $ 130,211    $  43,920
                                                  =========    =========

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 1998

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                               3/31/98         12/31/97
                                               -------         --------

Shipping Supplies                             $  4,895         $  4,985
Reagents                                         6,177            6,685
                                              --------         --------
                                              $ 11,072         $ 11,670
                                              ========         ========

NOTE 2 - LICENSE AGREEMENT

In March 1998, the Company signed an exclusive world-wide License Agreement with Solucorp Industries, Ltd., for the utilization of the Company's patent allowed technology. The terms of the agreement call for an initial license fee of $500,000, plus an additional license fee of $.005 per processed gallon. The agreement also requires royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years from the signing of the contract, and $2 million by the end of each year thereafter. The initial agreement is for a five year term, with automatic five year continuous renewal.

NOTE 3 - REVENUE RECOGNITION

The foregoing License Agreement transfers rights, for a specified period of time, for the use of the Company's patent and related processes, similar to a franchise agreement. Accordingly, the

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 1998

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - REVENUE RECOGNITION (continued)

Company is recognizing income from this agreement as required by FAS-45 (Accounting for Franchise Fee Revenue). Under FAS-45, the initial fee is recognized upon the consummation of the transaction, when substantially all material services or conditions have been met. The transaction has met the above criteria, therefore the Company has recognized the initial fee of $500,000 in the current period. The related revenue is reported on the Statement of Income in the revenue from normal operations. The receivable is included in the Other Receivables section in the Statement of Financial Position.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31,1998
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Total revenues for the three months ended March 31, increased to $1,080,799 as compared to $422,027 for the same period in 1997, an increase of 256%. The Company attributes the increase to a rise in sales volume, along with the collection of the licensing fee received in March 1998 (see Footnote 2). Management anticipates this trend to continue due to its recent move to New Jersey where business is more easily obtained . In addition, the Company anticipates the continuing revenue from licensing agreements.

Cost of sales for the three months ended March 31, 1998 decreased to 28% of revenues from 82% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and collection of the licensing fee as mentioned above. Along with the increase in revenue, the Company also attributes this decrease to the continued efforts taken by Management to reduce costs.

General and administrative expenses decreased by 5% to $ 232,289 for the three months ended March 31, 1998 from $243,357 for 1997. This decrease is primarily due to the continued efforts of Management to reduce costs as mentioned above. During 1998, the Company will incur expenses related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. These costs, along with certain costs associated with the licensing revenue may affect this trend.

The Company incurred a net profit of $527,664 for the first quarter of 1998, a 395% increase from the net loss of -$178,804 for the same period in 1997, due to the increase in sales and other revenue and reduced costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relocated its facility to Paterson, New Jersey in March 1998. Management believes that this new location will result in additional business opportunities and lower operating costs. Management believes that current operations and anticipated profits will provide adequate cash flow to meet current obligations.

The Company has working capital of $342,779 as compared to $131,736 at December 31, 1998, which is indicative of the funds received through the 504 Offering Memorandum.

The Company has a negative cash flow of -$53,685 at March 31, 1998 as compared to the positive cash flow of $1,904 at December 31, 1997. This is due to the increase in capital expenditures incurred to relocate to its new facility in New Jersey and a significant increase in accounts and other receivables.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 1998

PART II - OTHER INFORMATION

      Item VI - Exhibits and Reports on Form 8-K

            Exhibits No.                 Description
            ------------                 -----------
                27                  Financial Data Schedule
                10.6                Licensing Agreement

            Reports on Form 8-K for the three months ended
              March 31, 1998, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KBF POLLUTION MANAGEMENT, INC.

Dated:  May 18,1998                       LARRY KREISLER
                                          ---------------------------------
                                          LARRY KREISLER - PRESIDENT

Dated:  May 18,1998                       KATHI KREISLER
                                          ---------------------------------
                                          KATHI KREISLER   SECRETARY /
                                                           TREASURER