Form 10-K/A
period 1997-12-31
KBF POLLUTION MANAGEMENT INC
filed 1998-06-17
CIK 810162

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-K / A


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

(Address of principal executive offices)                              (Zip Code)


                                 (800) 366-1426

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

Item 2.  PROPERTIES.

         As of December 1, 1997, the Company began the relocation of its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The new lease terms, which include a purchase option, are for $1,218,600 base rent to be paid monthly over 6 years commencing December 1997.

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



                                             High          Low
             1995
                 First Quarter                .09          .05
                 Second Quarter               .17          .06
                 Third Quarter                .4375        .14
                 Fourth Quarter               .34375       .18
             1996
                 First Quarter                .23          .1875
                 Second Quarter               .25          .20
                 Third Quarter                .375         .23
                 Fourth Quarter               .375         .19
             1997
                 First Quarter                .25          .09
                 Second Quarter               .17          .08
                 Third Quarter                .25          .13
                 Fourth Quarter               .40          .16



                                          Approximate number of holders
Titles of Class                           of record as of March 27, 1998
---------------

Common Stock, .00001 par value                          2,500



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


                                                           Year Ended December 31.
                                      1997            1996           1995           1994            1993
                                      ------------------------------------------------------------------
SUMMARY OF OPERATIONS(IN THOUSANDS EXCEPT PER SHARE DATA)

Net Revenues                         1,927           1,973          1,823          1,664           1,709
Net Income                            (208)           (468)          (357)          (857)           (712)
EARNINGS PER SHARE                 (0.0042)        (0.0110)       (0.0087)        (0.0218)       (0.020)

SUMMARY OF
BALANCE SHEET

Current Assets                         762             432            287            371             604
Current Liabilities                    631             821            517            639             667
Working Capital                        131            (389)          (230)          (268)            (63)

Total Assets                         1,949           1,859          1,941          2,267           2,889
Total Long-Term Debt                   190             229            290            336             389
Total Liabilities                      821           1,050            807            976           1,056
Stockholders' equity                 1,128             809          1,133          1,291           1,834




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

         Results of operations for the year Ending
         December 31, 1997 as Compared to the Year Ended
         December 31, 1996

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


Name                        Age              Current Office Held
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


                                                            SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                      Annual Compensation                 Compensation
Name and Principal                          Salary ($)        Bonus ($)    Other Annual       Awards,      All Other
Position                      Year                                         Compensation   Options/SARs(#) Compensation

Kathi Kreisler, Vice          1997            $3500               -              -              -              -
President
                              1996            $8,325              -              -              -              -
Larry Kreisler, President     1997           $152,503             -                             -
                              1996           $195,474

James Aiello,                 1997                                -           $20,000           -
Acting CEO
                              1996                                            $24,000


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



                                              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                                     AND FISCAL YEAR-END OPTION VALUES
                                                                                   Value of Unexercised in-
                                     Value          Number of Securities            the-Money Options at
                                                   Underlying Unexercised          FY-End Market Price of
                                    Realized      Options at Fiscal Year-End       shares at FY-End ($)
                      Shares         Market                    (#)                   less exercise price
                     acquired     price at FY
                                      End

Name                on exercise     Exercise      Exercisable     Unexercisable   Exercisable    Unexercis
                        (#)           less                                                          -able
                                    exercise
                                     price)
Kathi Kreisler           0             -           4,262,278                          N/A             N/A
Larry Kreisler           0             -           4,262,278                          N/A             N/A


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

Stock Option Plan


         In January 1987, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") covering 50,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers, of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. To date, no options have been granted under the ISO Plan. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options may not be granted more than ten years from the date of adoption of the ISO Plan. Options granted under the ISO Plan must be exercised within then (10) years from the date of grant. The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination of employment due to death or disability. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

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

         Kathi and Larry Kreisler have personally guaranteed the Company's obligations under four capital leases and three operating leases. At December 31, 1997, the Company's obligations under such leases and note aggregated $290,760 versus $502,265 at December 31, 1996. Under an agreement signed November 7, 1997, the Kreisler's are to receive minimum compensation for these personal guarantees.

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

         In November 1997, the Company ("Licensee") executed a License Agreement with Larry Kreisler, ("Licensor") President and Chairman of the Board of the Company. The Licensor granted the Licensee a worldwide, exclusive license to the Licensor's Patent Rights that are defined as "The Selective Separation Technology for the purpose of resource recovery of industrial metal bearing waste. The license applies to any improvements or related inventions. The Licensee may assign or sub-license the License with prior written consent which shall not be unreasonably withheld. The Licensor shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate but differs according to the type and quantity. The License Agreement has a minimum 15-year term after which time changes to 5-year evergreen term.

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

(Registrant)                           KBF POLLUTION MANAGEMENT, INC.



By (Signature and Title                LAWRENCE KREISLER
                                       LAWRENCE KREISLER, President

Date:             March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title                LAWRENCE KREISLER
                                       LAWRENCE KREISLER, Chairman of the Board,
                                                          President,
                                                          Director

Date:             March 27, 1998


By (Signature and Title                KATHI KREISLER
                                       KATHI KREISLER,    Vice President,
                                                          Secretary, Treasurer,
                                                          Director

Date              March 27, 1998

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                     DECEMBER 31, 1997 AND DECEMBER 31, 1996

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT................................................22

BALANCE SHEET............................................................23-24

STATEMENT OF INCOME.........................................................25

STATEMENT OF STOCKHOLDERS' EQUITY...........................................26

STATEMENT OF CASH FLOWS..................................................27-28


                                    EXHIBIT A

                  KBF POLLUTION MANAGEMENT, INC. & SUBSIDIARIES

      Irving Handel P.C.                                   Tel: 516-932-0404

      CERTIFIED PUBIC ACCOUNTANTS                          Fax' 516E932.7882

                          INDEPENDENT AUDITORS' REPORT

      To The Board of Directors and Stockholders of KBF Pollution Management, Inc.

                                 BALANCE SHEET

                                     ASSETS


                                                              12/31/97              12/31/96

CURRENT ASSETS:

   Cash                                                    $    224,643          $     19,174
   Cash - Restricted                                             27,500                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $26,782 & 29,563)                                       241,041               266,065
   Other Receivables                                             49,572                69,912
   Inventories                                                   11,670                17,779
   Prepaid Expendable Supplies                                   14,246                18,993
   Other Prepaid Expenses                                       193,780                12,752
                                                           ------------          ------------

   Total Current Assets                                         762,452               432,175


FIXED ASSETS :

   Property, Equipment & Improvements
       (Net of Accumulated Depreciation &
       Amortization of $1,670,954 & $1,467,315)                 832,851             1,027,102
   Leased Property under Capital Lease
       Obligations(Net of Accumulated
       Depreciation & Amortization of
       $378,869 & $345,140)                                     108,030               141,758
   Non Expendable Stock, Parts & Drums                          139,368               139,368
                                                           ------------          ------------

       Total Fixed Assets, Net                                1,080,249             1,308,228



OTHER ASSETS:

   Security Deposits                                              7,662                12,406
   Patent (Net of Accumulated Amortization
         of $11,164 & $9,968)                                     9,165                10,361
   Capitalized Permit Costs                                      89,179                95,580
                                                           ------------          ------------



         Total Other Assets                                     106,006               118,347
                                                           ------------          ------------



                  TOTAL ASSETS                               $1,948,707            $1,858,750
                                                             ==========            ==========




                 See accompanying notes and accountant's report.

                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



                                                                12/31/97           12/31/96

CURRENT LIABILITIES:

   Accounts Payable - Trade                                 $     454,657     $    491,156
   Accrued Expenses                                                52,354          157,270
   Taxes Withheld & Accrued                                        11,873           13,127
   Current Portion of Long-Term
         Debt                                                      60,000           81,637
   Current Portion of Capital Lease
         Obligations                                               51,832           77,773
                                                           --------------   ---------------

         Total Current Liabilities                                630,716          820,963



LONG-TERM LIABILITIES:

Capital Lease Obligations (Net of
      Short Term Portion)                                         189,977          228,885
                                                           --------------   ---------------

         Total Long-Term Liabilities                              189,977          228,885


STOCKHOLDERS' EQUITY :

     Com. Stock par value .00001 per sh.
      Authorized - 500,000,000 shares
      Issued & Outstanding
     Dec. 31, 1997 - 49,112,690                                       491
        Dec. 31, 1996 - 43,405,546                                                      434
     Capital in Excess of Par Value                             4,871,362         4,344,671
     Retained Earnings (Deficit)                               (3,743,839)       (3,536,203)
                                                           --------------   ---------------
         Total Stockholders' Equity                             1,128,014           808,902
                                                           --------------   ---------------


TOTAL LIABILITIES

         & STOCKHOLDERS' EQUITY                                $1,948,707        $1,858,750
                                                           --------------   ---------------
                                                           --------------   ---------------




                 See accompanying notes and accountant's report.

                               STATEMENT OF INCOME



                                                         YEAR ENDED            YEAR ENDED           YEAR ENDED

                                                           12/31/97              12/31/96             12/31/95


REVENUES                                                   $1,926,895             $1,972,964          $1,823,390

LESS: Cost of Operations                                    1,277,974            1,342,591            1,266,397
                                                      ---------------       --------------       --------------

Gross Profit                                                  648,921              630,373              556,993


LESS:
   General & Admin. Expenses                                  806,027            1,041,264              795,812
   Advertising                                                  7,519                7,986                6,295
   Maintenance & Repairs                                       42,246               40,770               57,127
                                                      ---------------       --------------       --------------

Operating Income (Loss)                                      (206,871)            (459,647)            (302,241)



OTHER INCOME (EXPENSES):

Other Income                                                        0                4,500                6,608
Interest Income                                                 1,236                1,096                  975
Interest Expense                                               (1,656)             (11,254)             (59,745)
                                                      ---------------      ---------------       --------------

Income (Loss) before Provision
  for Income Tax                                             (207,291)            (465,305)            (354,403)

Less: Income Tax Provision                                        344                3,093                2,742
                                                      ---------------      ---------------       --------------

NET INCOME (LOSS)                                     $      (207,635)     $      (468,398)      $     (357,145)
                                                      ---------------      ---------------       --------------
                                                      ---------------      ---------------       --------------


EARNINGS PER COMMON SHARE: (Note 11)

BASIC                                                 $      (.0042)       $       (.0110)       $      (.0087)
                                                      ---------------      ---------------       --------------
                                                      ---------------      ---------------       --------------

DILUTED                                               $      (.0042)       $       (.0110)       $      (.0087)
                                                      ---------------      ---------------       --------------
                                                      ---------------      ---------------       --------------





                 See accompanying notes and accountant's report

                                    EXHIBIT A

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      JANUARY 1, 1995 TO DECEMBER 31, 1997


                                                                      Common Stock
                                               Common Stock          Purchase Warrants      Capital In     Retained
                                            (Par Value $.00001)    (Stated Value $.0001)      Excess       Earnings
                                            Shares        Amount     Warrants  Amount         of Par       (Deficit)      Total
                                            ---------------------------------------------------------------------------------------
BALANCE, January 1, 1995                     40,619,045    $407         0         0         $4,001,431    $(2,710,663)   $1,291,175

Common Stock issued                           1,597,168      16                                199,630                      199,646

Rounding                                                                                                                          0

NET LOSS for the Year Ended
 December 31, 1995                                                                                           (357,145)     (357,145)
                                            ---------------------------------------------------------------------------------------
BALANCE, December 31, 1995                   42,216,213     423         0         0          4,201,061     (3,067,808)    1,133,676

Common Stock issued                           1,189,333      11         0         0            178,925                      178,936

Rounding                                                                                                            3             3

Underwriting Costs                                                                             (35,315)                     (35,315)

NET LOSS for the Year Ended
 December 31, 1996                                                                                           (468,398)     (468,398)
                                            ---------------------------------------------------------------------------------------
BALANCE, December 31, 1996                   43,405,546     434              0       0       4,344,671     (3,536,203)      808,902

Common Stock issued                           5,707,144      57              0                 586,291              0       586,348

Underwriting Costs                                    0       0              0       0         (59,600)             0       (59,600)

Rounding                                                                                                           (1)           (1)

NET LOSS for the Year Ended
 December 31, 1997                                                                                           (207,635)     (207,635)
                                            ---------------------------------------------------------------------------------------
BALANCE , December 31, 1997                  49,112,690    $491             $0       0      $4,871,362    $(3,743,839)   $1,128,014
                                             ----------    ----             --       -      ----------    ------------   ----------


See accompanying notes and accountant's report.

                             STATEMENT OF CASH FLOWS

                                                       YEAR ENDED             YEAR ENDED        YEAR ENDED

                                                         12/31/97               12/31/96         12/31/95

CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                  $      1,954,700      $       1,943,907    $    1,802,046
   Cash Paid to Suppliers & Employees                  (2,078,014)            (1,917,696)       (1,742,432)
   Interest & Dividends Received                            1,236                  1,096               975
   Interest Paid                                          (34,601)               (11,064)          (43,007)
   Income Taxes Paid                                         (604)                (3,595)           (4,215)
                                                 ----------------      -----------------    --------------

Net Cash Provided (Used) by
Operating Activities                                     (157,283)                12,648            13,367

CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash Purchases of Equipment                             (9,390)               (25,995)          (44,525)
   Cash Purchases of Intangible &
     Other Assets                                               0                 (2,448)          (13,062)
   Proceeds from Disposal of Other Assets                       0                 53,494                 0
                                                 ----------------      -----------------    --------------
Net Cash Provided (Used) in Investing
Activities                                                 (9,390)                25,051           (57,587)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &
     Warrants                                             518,228                      0           125,500
     Underwriting Costs                                   (59,600)               (35,315)                0
   Proceeds from Long-Term Debt                                 0                 60,000                 0
   Repayment of Long-Term Debt &
         Capital Lease Obligations                        (86,486)               (54,235)          (82,173)
                                                 ----------------      -----------------    --------------

Net Cash Provided (Used) by Financing
Activities                                                372,142                (29,550)           43,327
                                                 ----------------      ------------------   --------------

NET INCREASE (DECREASE) IN CASH                           205,469                  8,149              (893)

CASH at Beginning of Year                                  19,174                 11,025            11,918
                                                 ----------------      -----------------    --------------

CASH at End of Year                              $        224,643      $          19,174    $       11,025
                                                 ----------------      -----------------    --------------
                                                 ----------------      -----------------    --------------



                 See accompanying notes and accountant's report.

                             STATEMENT OF CASH FLOWS


                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED

                                                        12/31/97            12/31/96          12/31/95

RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                   $    (207,635)     $    (468,398)          $(357,145)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                          237,368            193,745             298,194
    Amortization                                            1,196              1,196               1,196
    Cash value of Officer's Life Ins.                           0                442               2,682
    Accounts Payable Paid in Stock                         22,830            178,937              50,000
    Consulting Fees Paid in Stock/Options                  45,290                  0             (31,392)
    Bad Debts                                              (2,781)             2,906               2,134
    Write-off of Patent                                         0             11,207                   0
    Write-off of Permit Costs                               6,401                  0                   0
    Proceeds from Sale of Equipment                             0             (4,500)             (6,000)

   (Increase) Decrease in:
      Trade Accounts Receivable                            27,805            (82,323)             31,923
      Other Receivables                                    20,340            (69,912)
        Inventories                                         6,109             (4,410)             22,307
      Prepaid Expenses & Deposits                        (171,537)            16,945              27,224
      Non-Expendable Stock, Parts & Drums                       0                  0                (146)

    Increase (Decrease) in:
      Accounts Payable                                    (36,499)           155,737             (19,731)
      Withholding Taxes Payable                            (1,254)              (132)               (512)
      Accrued Expenses                                   (104,916)            81,208              (7,367)
                                                    --------------     -------------       --------------

                                                    $    (157,283)     $      12,648       $      13,367
                                                    --------------     -------------       --------------
                                                    --------------     -------------       --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Options & Warrants issued for the
payment of consulting fees.                         $     463,220      $           0       $           0
                                                    --------------     -------------       --------------
                                                    --------------     -------------       --------------

Common Stock and Options issued for the
payment of accounts payable.                        $      22,830      $     178,937       $      50,000
                                                    --------------     -------------       --------------
                                                    --------------     -------------       --------------

Security Deposit paid with proceeds from
sale of equipment.                                  $           0      $       4,500       $           0
                                                    --------------     -------------       --------------
                                                    --------------     -------------       --------------



                 See accompanying notes and accountant's report.

                                    EXHIBIT A
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1 - BUSINESS DESCRIPTION

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

SFAS No. 130, relating to reporting comprehensive income and SFAS No. 131, relating to segments of an enterprise and related information, are both effective for financial statements for years beginning after December 15, 1997.

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

NOTE 3 -  INVENTORIES

Inventories are comprised of the following major categories:


                                12/31/97                12/31/96
Shipping Supplies                 $4,985                  $7,821
Reagents                           6,685                   9,958
                              ----------             -----------
                              $   11,670             $    17,779
                              ----------             -----------
                              ----------             -----------


NOTE 4 -  FIXED ASSETS

Fixed assets are categorized and listed below:

                                                           Balance           Additions       Retirements         Balance
Property, Equipment & Improvements                       at 12/31/96           1997             1997           at 12/31/97

Facility                                              $     1,598,022    $       6,750                 0   $    1,604,772
Office Equipment, Computers
              &  Furnishings                                  216,731            2,638                 0          219,369
Manufactured Equipment Leased Out                              72,999                0                 0           72,999
Equipment                                                     451,596                0                 0          451,596
Leasehold Improvements                                        155,069                0                 0          155,069
                                                      ---------------    -------------   ---------------    -------------
      SUB TOTAL                                       $     2,494,417    $       9,388   $             0       $2,503,805
                                                      ---------------    -------------   ---------------    -------------
                                                      ---------------    -------------   ---------------    -------------
Less: Accumulated Depreciation
         and Amortization                                  (1,467,315)                                         (1,670,954)
                                                      ---------------                                       -------------
      NET                                                  $1,027,102                                           $ 832,851
                                                      ---------------                                       -------------
                                                      ---------------                                       -------------

Leased Equipment Under Capital Leases
Office Equipment & Furniture                                  135,039                0                 0          135,039
Equipment                                                     351,860                0                 0          351,860
                                                      ---------------    -------------    --------------    -------------
     SUB TOTAL                                                486,899    $           0   $             0          486,899
                                                                         -------------   ---------------    -------------
Less: Accumulated Amortization                               (345,141)   -------------   ---------------         (378,869)
                                                      ----------------                                      --------------
       NET                                            $       141,758                                      $      108,030
                                                      ---------------                                       -------------
                                                      ---------------                                       -------------

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

NOTE 6 -  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                         12/31/97         12/31/96
Note payable to certain significant shareholders who
advanced money to the Company. This obligation is due
on demand and bears an interest rate of 10% per annum.$                                    60,000       $    60,000

Note Payable in weekly installments
of $200 for 120 weeks, bearing interest at 5.63%.                                               0            21,637
                                                                                      -----------       -----------
          Total Long-Term Debt                                                             60,000            81,637
          Less: Current Portion                                                            60,000            81,637
                                                                                      -----------       -----------
          Long-Term Portion                                                           $         0       $         0
                                                                                      ===========       ===========



NOTE 7 - LEASES

CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through January 2002. As of February 3, 1998, the Company entered into a formal restructuring agreement with the lessor. The modified terms, beginning January 1998, call for 48 monthly payments as follows:

                           $6,000 each (payments 1-6)

                           $7,000 each (payments 7-12)

                           $5,910 each (payments 13-48)

Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1997:


                    1998                           $     78,000
                    1999                                 70,920
                    2000                                 70,920
                    2001                                 70,920
                    2002                                      0
                    Thereafter                                0
                                                   ------------
Total minimum lease payments                            290,760
Amounts representing interest                          ( 48,951)
        Present value of net minimum
        lease payments remaining                        241,809
        Less: Current portion                            51,832
                                                   ------------
        Long -Term Portion                        $     189,977
                                                   ------------
                                                   ------------

On all capital leases, the equipment under lease is pledged toward the lease obligation.

OPERATING LEASES

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

As of December 1, 1997, the Company relocated its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The new lease terms, which includes a purchase option, are for $1,218,600 base rent to be paid monthly over 6 years commencing December 1997. The Company occupies the entire building of 60,000 square feet of space. The lease obligations are as follows:


                           1998 - $  186,000
                           1999 -    193,200
                           2000 -    200,500
                           2001 -    208,600
                           2002 -    213,550
                     Thereafter -    201,300
                                  $1,203,150

Rental expense under non-cancelable operating leases is as follows:


                    1995 - $114,127

                    1996 -  174,370

                    1997 -  143,034



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


In January 1998, the Company issued 125,000 options to purchase common stock exercisable at $.25, callable at $.01 a share one year from the date of issuance to one of their suppliers in exchange for equipment. These options expire in December 2003.

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

Alternative Presentation Of Accounting For Stock Options:


Year Ended                    12/31/97                           12/31/96                      12/31/95
                               Reported          Proforma         Reported          Proforma    Reported      Proforma

REVENUE                        $1,926,895       $1,926,895        $1,972,964       $1,972,964    $1,823,390   $1,823,390
OPERATING EXPENSES:

COST OF REVENUE                 1,277,974        1,818,613         1,342,591        1,450,082     1,266,397    1,288,097

MAINT & REPAIR                     42,246           42,246            40,770           40,770        57,127       57,127

ADVERTISING                         7,519            7,519             7,986            7,986         6,295        6,295

GENERAL & ADMIN                   806,027          806,027         1,041,264        1,041,264       795,812      795,812

TOTAL OPERATING EXP             2,133,766        2,674,405         2,432,611        2,540,102     2,125,631    2,147,331

OPERATING INCOME                (206,871)        (747,510)         (459,647)        (567,138)     (302,241)    (323,941)

INTEREST INCOME                     1,236            1,236             1,096            1,096           975          975

OTHER INCOME/EXP                  (1,656)          (1,656)           (6,754)          (6,754)      (53,137)     (53,137)

INCOME BEFORE TAX               (207,291)        (747,930)         (465,305)        (572,796)     (354,403)    (376,103)

TAX PROVISION                         344              344             3,093            3,093         2,742        2,742
NET       INCOME/(LOSS)
AVAIL FOR COMMON S/H

                                (207,635)        (748,274)         (468,398)        (575,889)     (357,145)    (378,845)
EARNINGS PER SHARE                (.0042)          (.0042)           (.0110)          (.0110)       (.0087)      (.0087)
WEIGHTED AVERAGE
SHARES OUTSTANDING             44,993,841       44,993,841        42,681,546        42,681,546    40,922,951   40,922,951

OPTIONS GRANTED                   800,000          800,000        15,083,881        15,083,881     1,500,000    1,500,000


NOTE 9 - INCOME TAXES

The significant components of the Company's deferred tax assets and liabilities for the year ended December 31, 1997 are as follows:

Deferred Tax Assets:
Net Operating Loss Carry Forward                            $3,955,865
Valuation Allowance                                          3,955,865
Deferred Tax Assets                                         $        0
                                                            ----------
                                                            ----------

At December 31, 1997 the Company's operating loss carry forward expires as follows:

                      December 31, 2001                   $      71,403

                                   2002                         491,952

                                   2003                         120,270

                                   2004                         318,761

                                   2005                         116,490

                                   2006                               0

                                   2007                         279,456

                                   2008                         705,626

                                   2009                         850,743

                                   2010                         348,301

                                   2011                         445,228

                                   2012                         207,635
                                                             ----------

                                                            $ 3,955,865
                                                             ----------
                                                             ----------



NOTE 10- EARNINGS PER SHARE


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

LEGAL MATTERS

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


NOTE 16 - ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:


           Insurance Payable                                    $ 11,535
           Utilities                                               5,770
           Professional Fees Payable                               8,600
           Other Accrued Expenses                                 26,449
                                                                  ------
                                                                $ 52,354



NOTE 17 - SUBSEQUENT EVENTS

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