Form 10-Q
period 1998-06-30
KBF POLLUTION MANAGEMENT INC
filed 1998-08-18
CIK 810162

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:                 June 30, 1998               File No.: 2-20954-NY

                         KBF POLLUTION MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                             11-2687588
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

              KBF PLAZA, 1 JASPER STREET PATERSON NEW JERSEY 07522
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of June 30, 1998:

Common stock, $.00001 par value - 56,388,565 shares outstanding.

                KBF POLLUTION MANAGEMENT, INC.  AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998



                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets -
                   June 30, 1998 and December 31, 1997                       3-4

               Statement of Income -
                   Six Months Ended June 30, 1998 and 1997                     5

                   Three Months Ended June 30, 1998 and 1997                   6

               Statement of Cash Flows -
                   Six Months Ended June 30, 1998 and 1997                   7-8

               Notes to Financial Statements                                9-10

       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                      11-12

PART II - OTHER INFORMATION                                                   13

SIGNATURES                                                                    13

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                  JUNE 30, 1998

                                  BALANCE SHEET
                                     ASSETS


                                                                6/30/98              12/31/97
                                                               UNAUDITED              AUDITED
                                                               ---------             --------
CURRENT ASSETS:

   Cash                                                       $  116,444            $  224,643
   Cash - Restricted                                              27,500                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $42,561 & $26,782)                                       383,062               241,041
   Marketable Securities - Restricted (Note 4)                   388,759                     0
   Other Receivables                                              74,600                49,572
   Inventories                                                    12,721                11,670
   Prepaid Expendable Supplies                                    14,246                14,246
   Other Prepaid Expenses                                         39,490               193,780
                                                              ----------            ----------

         Total Current Assets                                  1,056,822               762,452

FIXED ASSETS:

   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,766,023 & $1,670,954)                 1,798,474               832,851
   Leased Property under Capital Leases
      (Amortization of $388,628 & $378,869)                       98,278               108,030
   Non Expendable Stock, Parts & Drums                           139,367               139,368
                                                              ----------            ----------

         Total Fixed Assets, Net                               2,036,119             1,080,249

OTHER ASSETS:

   Security Deposits                                               8,002                 7,662
   Other Receivables                                             289,814                     0
   Patent (Net of Accumulated Amortization
      of $11,762 & $11,164)                                        8,567                 9,165
   Capitalized Permit Costs                                       89,179                89,179
                                                              ----------            ----------

         Total Other Assets                                      395,562               106,006
                                                              ----------            ----------

                  TOTAL ASSETS                                $3,488,503            $1,948,707
                                                              ==========            ==========


                See accompanying notes to financial statements.

                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                  FORM 10 - Q
                                 JUNE 30, 1998

                                 BALANCE SHEET
                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


                                                                6/30/98              12/31/97
                                                               UNAUDITED              AUDITED
                                                               ---------             --------
CURRENT LIABILITIES:

   Accounts Payable - Trade                                   $   719,561           $   454,657
   Accrued Expenses                                                87,884                52,354
   Taxes Withheld & Accrued                                         4,440                11,873
   Current Portion of Long - Term
       Debt                                                        60,000                60,000
   Current Portion of Capital Lease
       Obligations                                                 63,361                51,832
                                                              -----------           -----------

         Total Current Liabilities                                935,246               630,716

LONG-TERM LIABILITIES:

   Long - Term Lease Obligations                                  202,519               189,977
                                                              -----------           -----------

         Total Long - Term Liabilities                            202,519               189,977

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 1998 - 56,388,565                                     564
       Dec. 31,  1997 - 49,112,690                                                          491
   Capital in Excess of Par Value                               5,377,959             4,871,362
   Unrealized Gain (Loss) on Available-for-Sale Securities        (71,262)                    0
   Retained Earnings (Deficit)                                 (2,956,523)           (3,743,839)
                                                              -----------           -----------
            Total Stockholders' Equity (Deficit)                2,350,738             1,128,014
                                                              -----------           -----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                     $ 3,488,503           $ 1,948,707
                                                              ===========           ===========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                  JUNE 30, 1998

                               STATEMENT OF INCOME
                                   (Unaudited)


                                                      SIX MONTHS ENDED
                                                 6/30/98               6/30/97
                                                 -------               -------
REVENUES                                      $ 1,944,771          $   930,345
LESS: Cost of Operations                          647,142              669,544
                                              -----------          -----------

Gross Profit                                    1,297,629              260,801

LESS: General & Admin. Expenses                   501,074              413,027
      Advertising                                     242                    0
                                              -----------          -----------

Operating Income (Loss)                           796,313             (152,226)

OTHER INCOME (EXPENSES):

Interest Income                                     7,226                  500
Interest Expense                                  (14,173)             (16,012)
Income Tax Provision                               (1,494)              (1,674)
                                              -----------          -----------

NET INCOME (LOSS)                             $   787,872          $  (169,412)
                                              ===========          ===========


Number of Shares Outstanding                   56,388,565           43,643,565

Earnings Per Share from Operations            $     .0141          $    (.0035)
                                              ===========          ===========

Earnings Per Share - Net Income (Loss)        $     .0140          $    (.0039)
                                              ===========          ===========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                  JUNE 30, 1998

                               STATEMENT OF INCOME
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                  6/30/98              6/30/97
                                                  -------              -------
REVENUES                                        $   863,972          $   507,074
LESS: Cost of Operations                            346,025              321,845
                                                -----------          -----------

Gross Profit                                        517,947              185,229

LESS: General & Admin. Expenses                     230,758              169,291
                                                -----------          -----------

Operating Income (Loss)                             287,189               15,938

OTHER INCOME (EXPENSES):

Interest Income                                       6,917                  500
Interest Expense                                     (5,815)              (7,690)
Income Tax Provision                                   (461)                (600)
                                                -----------          -----------

NET INCOME (LOSS)                               $   287,830          $     8,148
                                                ===========          ===========


Number of Shares Outstanding                     56,388,565           43,643,565

Earnings Per Share from Operations              $     .0051          $     .0004
                                                ===========          ===========

Earnings Per Share - Net Income (Loss)          $     .0051          $     .0002
                                                ===========          ===========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                  JUNE 30, 1998

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     SIX MONTHS ENDED
                                                              6/30/98                6/30/97
                                                              -------                -------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                             $ 1,786,971             $ 990,314
   Cash Paid to Suppliers & Employees                        (1,355,043)             (987,915)
   Interest & Dividends Received                                  7,226                   500
   Interest Paid                                                (14,370)              (16,012)
   Income Taxes Paid                                             (2,493)                 (699)
                                                            -----------             ---------

Net Cash Provided (Used) by

Operating Activities                                            422,291               (13,812)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash Purchases of Equipment                               (1,060,698)                    0
                                                            -----------             ---------
Net Cash Provided (Used) in Investing

Activities                                                   (1,060,698)                    0

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &

    Warrants                                                    506,670                48,297
   Proceeds from Long-Term Debt                                  50,000                     0
   Repayment of Long-Term Debt &

         Capital Lease Obligations                              (26,462)              (25,345)
                                                            -----------             ---------
Net Cash Provided (Used) by Financing

Activities                                                      530,208                22,952
                                                            -----------             ---------

NET INCREASE (DECREASE) IN CASH                                (108,199)                9,140

CASH at Beginning of Period                                     224,643                19,174
                                                            -----------             ---------

CASH at End of Period                                       $   116,444             $  28,314
                                                            ===========             =========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10 - Q
                                  JUNE 30, 1998

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                   SIX MONTHS ENDED
                                                            6/30/98               6/30/97
                                                            -------               -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                         $  787,872             $(169,412)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                             104,828               118,119
    Amortization                                                 598                   598
    Accounts Payable Paid in Stock                                 0                 4,893
    Bad Debts                                                (11,003)               (5,997)

(Increase) Decrease :
      Trade Accounts Receivable                             (131,018)               59,969
      Other Receivables                                     (774,866)               39,937
      Inventories                                             (1,051)                2,724
      Prepaid Expenses & Deposits                            153,930                11,643

Increase (Decrease) in:
      Accounts Payable                                       264,904                12,894
      Withholding Taxes Payable                               (7,433)               (1,381)
      Accrued Expenses                                        35,530               (87,799)
                                                          ----------             ---------

                                                          $  422,291             $ (13,812)
                                                          ==========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH

INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the
payment of accounts payable.                              $        0             $   4,893
                                                          ==========             =========

Common Stock received for the
payment of other receivables.                             $  500,000             $       0
                                                          ==========             =========

Revaluation of Common Stock received.                     $ (71,262)             $       0
                                                          ==========             =========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                 JUNE 30, 1998

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:


                                      6/30/98       12/31/97
                                      -------       --------
Shipping Supplies                     $ 3,801        $ 4,985
Reagents                                8,920          6,685
                                      -------        -------
                                      $12,721        $11,670
                                      =======        =======



NOTE 3 - LICENSE AGREEMENT

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

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 4 - REVENUE RECOGNITION

The foregoing License Agreement transfers rights, for a specified period of time, for the use of the Company's patent and related processes, similar to a franchise agreement. Accordingly, the Company is recognizing income from this agreement as required by FAS-45 (Accounting for Franchise Fee Revenue). Under FAS-45, the initial fee is recognized upon the consummation of the transaction, when substantially all material services or conditions have been met. The transaction has met the above criteria, therefore the Company has recognized the initial fee of $500,000 in the current period. The related revenue is reported on the Statement of Income in the revenue from normal operations.

NOTE 5 - MARKETABLE SECURITIES (RESTRICTED)

In conjunction with the license agreement discussed in Note 3, the Company received 190,550 shares of restricted (under Section 144) common shares of Solucorp Industries, Ltd. as payment against the $500,000 due for the initial license fee. The Company has presented these securities herein as available-for-sale securities, adjusted to market value. Market value has been determined to be the quoted market price per share at June 30, 1998, less a 25% lack of marketability discount. Because the Section 144 restriction expires on May 21, 1999, within twelve months of the balance sheet date, and the shares can, under certain circumstances , be sold even though restricted, the securities are presented as current assets.

NOTE 6 - OTHER RECEIVABLES

In conjunction with the license agreement discussed in Note 3, the Company accrued minimum royalties of $333,333 which are receivable on December 31, 1999. The receivable has been presented at its present value, as a long term receivable.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Total revenues for the six months ended June 30, 1998 increased to $1,944,771 as compared to $930,345 for the same period in 1997, an increase of 109%. The Company attributes the increase to a rise in sales volume, along with the collection of the licensing fee and royalty income accrued in 1998 (see Footnotes 3, 4 & 6). Management anticipates this trend to continue due to its recent move to New Jersey where there are increased business opportunities. In addition, the Company anticipates continuing revenue from licensing agreements.

Cost of sales for the six months ended June 30, 1998 decreased to 33% of revenues from 72% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and collection of the royalty and licensing fees as mentioned above. Along with the increase in revenue, the Company also attributes this decrease to the continued efforts taken by Management to reduce costs.

General and administrative expenses increased by 21% to $501,074 for the six months ended June 30, 1998 from $413,027 for 1997. This increase is due to costs related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. These costs, along with certain costs associated with the licensing revenue may continue to occur during 1998 and affect this trend.

The Company incurred a net profit of $787,872 for the first six months of 1998, a 565% increase from the net loss of -$169,412 for the same period in 1997, due to the increase in sales and other revenue and reduced costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relocated its facility to Paterson, New Jersey in March 1998. Management believes that this new location will result in additional business opportunities and lower operating costs. Management believes that current operations will provide adequate cash flow to meet current obligations.

The Company has working capital of $121,576 at June 30,1998 as compared to $131,736 at December 31, 1997. In addition, the Company has a negative cash flow of -$108,199 at June 30, 1998 as compared to the positive cash flow of $205,469 at December 31, 1997. This is due to the increase in capital expenditures incurred to relocate to its new facility in New Jersey and a significant increase in accounts and other receivables.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30,1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1997

Total revenues for the three months ended June 30, 1998 increased to $863,972 as compared to $507,074 for the same period in 1997, an increase of 70%. The Company attributes the increase to a rise in sales volume, along with royalty income accrued in the second quarter of 1998.

Cost of sales for the three months ended June 30, 1998 decreased to 40% of revenues from 63% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and the royalty income as mentioned above.

General and administrative expenses increased by 36% to $230,758 for the three months ended June 30, 1998 from $169,291 for 1997. This increase is due to the costs related to the closure of the New York facility under the New York State Department of Environmental Conservation regulations. These costs may continue to be incurred throughout 1998 and into 1999.

The Company incurred net income of $287,830 for the second quarter of 1998, a 3,432% increase from the net income $8,148 for the same period in 1997, due to the increase in sales volume and other revenue and the decrease in costs mentioned above.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1998


PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K

                 EXHIBITS  NO.                       DESCRIPTION

                    27                      Financial Data Schedule

                 Reports on Form 8-K for the six months ended June 30,1998, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KBF POLLUTION MANAGEMENT, INC.


Dated:  August 17, 1998                      /s/ LARRY KREISLER
                                             -----------------------------------
                                             LARRY KREISLER - PRESIDENT


Dated:  August 17, 1998                      /s/ KATHI KREISLER
                                             -----------------------------------
                                             KATHI KREISLER    SECRETARY /
                                                               TREASURER