Form 10QSB
period 1998-09-30
KBF POLLUTION MANAGEMENT INC
filed 1998-11-16
CIK 810162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:                September 30, 1998           File No.: 2-20954-NY

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of November 13, 1998:

Common stock, $.00001 par value - 59,230,019 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X ;  No    .
       ---      ---

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                             SEPTEMBER 30, 1998



                                    INDEX

PART I - FINANCIAL INFORMATION

   Item I - FINANCIAL STATEMENTS (Unaudited)

          Balance Sheets -
             September 30, 1998 and December 31, 1997                        3-4

          Statement of Income -
             Nine Months Ended September 30, 1998 and 1997                     5

             Three Months Ended September 30, 1998 and 1997                    6

          Statement of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997                   7-8

          Notes to Financial Statements                                     9-13

   Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                          14-18

PART II - OTHER INFORMATION                                                   19

SIGNATURES                                                                    19

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                                BALANCE SHEET
                                   ASSETS


                                                           9/30/98       12/31/97
                                                           -------       --------
                                                          UNAUDITED       AUDITED
                                                          ---------       -------
CURRENT ASSETS:
---------------
   Cash                                                  $   87,954     $  224,643
   Cash - Restricted                                         27,500         27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts

     of $27,870 & $26,782)                                  265,835        241,041
   Marketable Securities - Restricted (Note 5)              137,447              0
   Other Receivables                                         87,900         49,572
   Inventories                                               22,473         11,670
   Prepaid Expendable Supplies                               14,246         14,246
   Other Prepaid Expenses                                    14,309        193,780
                                                         ----------     ----------

         Total Current Assets                               657,664        762,452

FIXED ASSETS:
-------------
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,841,061 & $1,670,954)            1,770,501        832,851
   Leased Property under Capital Leases
      (Amortization of $396,004 & $378,869)                 140,902        108,030
   Non Expendable Stock, Parts & Drums                      139,367        139,368
                                                         ----------     ----------

         Total Fixed Assets, Net                          2,050,770      1,080,249

OTHER ASSETS:
-------------
   Security Deposits                                          8,002          7,662
   Other Receivables (Note 6)                               344,212              0
   Patent (Net of Accumulated Amortization
      of $12,061 & $11,164)                                  13,189          9,165
   Capitalized Permit Costs                                  87,279         89,179
                                                         ----------     ----------

         Total Other Assets                                 452,682        106,006
                                                         ----------     ----------

                  TOTAL ASSETS                           $3,161,116     $1,948,707
                                                         ==========     ==========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                                BALANCE SHEET
                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      9/30/98         12/31/97
                                                                      -------         --------
                                                                     UNAUDITED         AUDITED
                                                                     ---------         -------
CURRENT LIABILITIES:
--------------------
   Accounts Payable - Trade                                         $   422,231      $   454,657
   Accrued Expenses                                                      48,163           52,354
   Taxes Withheld & Accrued                                               5,289           11,873
   Deposit Payable                                                       40,000                0
   Current Portion of Long - Term
       Debt                                                                   0           60,000
   Current Portion of Capital Lease
       Obligations                                                       63,361           51,832
                                                                    -----------      -----------

         Total Current Liabilities                                      579,044          630,716

LONG-TERM LIABILITIES:
----------------------
   Long - Term Lease Obligations                                        183,721          189,977
                                                                    -----------      -----------

         Total Long - Term Liabilities                                  183,721          189,977

STOCKHOLDERS' EQUITY (DEFICIT) :
--------------------------------
   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       September 30, 1998 - 58,501,160                                      585
       Dec. 31,  1997 - 49,112,690                                                           491
   Capital in Excess of Par Value                                     5,675,938        4,871,362
   Unrealized Gain (Loss) on Available-for-Sale Securities             (322,574)               0
   Retained Earnings (Deficit)                                       (2,955,598)      (3,743,839)
                                                                    -----------      -----------
            Total Stockholders' Equity (Deficit)                      2,398,351        1,128,014
                                                                    -----------      -----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                           $ 3,161,116      $ 1,948,707
                                                                    ===========      ===========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                             STATEMENT OF INCOME
                                 (Unaudited)


                                                      NINE MONTHS ENDED
                                                  9/30/98           9/30/97
                                                  -------           -------
REVENUES                                        $ 2,568,115       $ 1,443,271
--------
LESS: Cost of Operations                            992,345           992,172
----                                            -----------       -----------

Gross Profit                                      1,575,770           451,099

LESS: General & Admin. Expenses                     712,244           491,736
----
      Selling Expenses                               74,397            89,444
                                                -----------       -----------

Operating Income (Loss)                             789,129          (130,081)

OTHER INCOME (EXPENSES):
------------------------
Interest Income                                      24,032               750
Interest Expense                                    (20,139)          (23,949)
Income Tax Provision                                 (4,787)           (2,404)
                                                -----------       -----------

NET INCOME (LOSS)                                   788,235          (155,684)
-----------------

OTHER COMPREHENSIVE INCOME (LOSS)
---------------------------------
Unrealized Holding Losses                          (322,574)                0
                                                -----------       -----------

COMPREHENSIVE INCOME (LOSS)                     $   465,661       $  (155,684)
---------------------------                     ===========       ===========

Number of Shares Outstanding                     58,501,160        43,743,565

Earnings Per Share from Operations              $     .0135       $    (.0030)
                                                ===========       ===========

Earnings Per Share - Net Income (Loss)          $     .0135       $    (.0036)
                                                ===========       ===========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                             STATEMENT OF INCOME
                                 (Unaudited)


                                                                THREE MONTHS ENDED
                                                            9/30/98           9/30/97
                                                            -------           -------
REVENUES                                                  $   623,345       $   508,581
--------
LESS: Cost of Operations                                      339,291           318,280
----                                                      -----------       -----------

Gross Profit                                                  284,054           190,301

LESS:  General & Admin. Expenses                              260,076           144,592
-----
     Selling Expenses                                          30,600            23,559
                                                          -----------       -----------

Operating Income (Loss)                                        (6,622)           22,150

OTHER INCOME (EXPENSES):
------------------------

Interest Income                                                16,806               250
Interest Expense                                               (5,966)           (7,937)
Income Tax Provision                                           (3,293)             (730)
                                                          -----------       -----------

NET INCOME (LOSS)                                                 925            13,733
-----------------

OTHER COMPREHENSIVE INCOME (LOSS)
---------------------------------

Unrealized Holding Losses                                    (250,812)                0
                                                          -----------       -----------

COMPREHENSIVE INCOME (LOSS)                               $ ( 249,887)      $    13,733
---------------------------                               ============      ===========

Number of Shares Outstanding                               58,501,160        43,743,565

Earnings Per Share from Operations                        $    (.0001)      $     .0005
                                                          ===========       ===========

Earnings Per Share - Net Income (Loss)                    $     .0001       $     .0003
                                                          ===========       ===========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                NINE MONTHS ENDED
                                                          9/30/98               9/30/97
                                                          -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Cash Received from Customers                        $ 1,338,870           $ 1,488,803
   Cash Paid to Suppliers & Employees                     (806,286)           (1,521,646)
   Interest & Dividends Received                             1,420                   750
   Interest Paid                                           (20,207)               (7,587)
   Income Taxes Paid                                        (4,672)                 (604)
                                                       -----------           -----------

Net Cash Provided (Used) by
Operating Activities                                       509,125               (40,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Cash Purchases of Equipment                          (1,107,757)                 (758)
                                                       -----------           -----------
Net Cash Provided (Used) in Investing
Activities                                              (1,107,757)                 (758)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Proceeds from Sale of Stock &
    Warrants                                               506,670                93,298
   Payment of Underwriting Costs                                 0                (5,000)
   Repayment of Long-Term Debt &
         Capital Lease Obligations                         (44,727)              (38,858)
                                                       -----------           -----------
Net Cash Provided (Used) by Financing
Activities                                                 461,943                49,440
                                                       -----------           -----------

NET INCREASE (DECREASE) IN CASH                           (136,689)                8,398

CASH at Beginning of Period                                224,643                19,174
                                                       -----------           -----------

CASH at End of Period                                  $    87,954           $    27,572
                                                       ===========           ===========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                  9/30/98         9/30/97
                                                                  -------         -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
-------------------------------
NET INCOME (LOSS)                                               $ 788,235        $(155,684)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                  187,242          177,180
    Amortization                                                      897              897
    Consulting & Professional Fees Paid in Stock                        0           15,330
    Bad Debts                                                       1,088           (4,554)

(Increase) Decrease :
      Trade Accounts Receivable                                   (25,882)          45,532
      Other Receivables                                          (842,561)         (14,388)
      Inventories                                                 (10,803)           2,339
      Prepaid Expenses & Deposits                                 176,110            8,785

Increase (Decrease) in:
      Accounts Payable                                            155,574          (12,908)
      Withholding Taxes Payable                                    (6,584)             431
      Deposit Payable                                              40,000                0
     Accrued Expenses                                              45,809         (103,244)
                                                                ---------        ---------

                                                                $ 509,125        $ (40,284)
                                                                =========        =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
-----------------------------------
Common Stock and Options issued for the
payment of accounts payable and accrued expenses.               $ 238,000        $  15,330
                                                                =========        =========
Common Stock issued for the payment
of notes payable.                                               $  60,000        $       0
                                                                =========        =========
Common Stock received for the
payment of other receivables.                                   $ 500,000        $       0
                                                                =========        =========

Revaluation of Common Stock received.                           $(322,574)       $       0
                                                                =========        =========



                 See accompanying notes to financial statements.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                             SEPTEMBER 30, 1998

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
-----------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 annual report filed on form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES
--------------------
Inventories are comprised of the following major categories:


                            9/30/98       12/31/97
                            -------       --------
Shipping Supplies           $ 2,897       $ 4,985
Reagents                     19,576         6,685
                            -------       -------
                            $22,473       $11,670
                            =======       =======


NOTE 3 - LICENSE AGREEMENT
--------------------------
In March 1998, the Company signed an exclusive worldwide License Agreement with Solucorp Industries, Ltd., for the utilization of the Company's patent allowed technology. The terms of the agreement call for an initial license fee of $500,000, plus an additional license fee of $.005 per processed gallon. The agreement also requires royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years from the signing of the contract, and $2 million by the end of each year thereafter. The initial agreement is for a five-year term, with automatic five-year continuous renewal. On September 30, 1998, the Company formally terminated this contract and brought suit against Solucorp industries, Ltd. for breach of contract and fraud damages (see Note 7 - Legal Proceedings).

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - REVENUE RECOGNITION
----------------------------
The foregoing License Agreement transfers rights, for a specified period of time, for the use of the Company's patent and related processes, similar to a franchise agreement. Accordingly, the Company is recognizing income from this agreement as required by FAS-45 (Accounting for Franchise Fee Revenue). Under FAS-45, the initial fee is recognized upon the consummation of the transaction, when substantially all material services or conditions have been met. The transaction has met the above criteria as the initial license fee represents payment for the right to use and sell the Company's technology, which had been transferred; therefore the Company has recognized the initial fee of $500,000 in the current period. The related revenue is reported on the Statement of Income in the revenue from normal operations. While the contract has been terminated, the $500,000 continues to be recognized as revenue as the fee is non-refundable, (see Note 5), and the criteria for recognition discussed above have been met.

NOTE 5 - MARKETABLE SECURITIES (RESTRICTED)
-------------------------------------------
In conjunction with the license agreement discussed in Note 3 & 4, and further to an unenforceable modification to the license agreement, the Company received 190,550 shares of restricted (under Section 144) common shares of Solucorp Industries, Ltd. as payment against the $500,000 due for the initial license fee. The issuance of the restricted shares did not constitute satisfaction of the license agreement terms and conditions and was moreover precipitated through what the Company believes to be the fraudulent representations of Solucorp Industries, Ltd. and Joseph Kemprowski. The shares, however, do retain some minimal market value, which value is being recognized herein. The Company is currently pursuing full payment of the license fee in its pending litigation against Solucorp Industries, Ltd. (See Note 7). The Company has presented these securities herein as available-for-sale securities, adjusted to market value. Since trading of these shares has been suspended, market value has been determined to be the closest gray market price per share at September 30, 1998, less a 25% lack of marketability discount. Because the Section 144 restriction expires on May 21, 1999, within twelve months of the balance sheet date, and the shares can, under certain circumstances, be sold even though restricted, the securities are presented as current assets. Based upon the foregoing and in conjunction with FAS

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                             SEPTEMBER 30, 1998
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - MARKETABLE SECURITIES (RESTRICTED) (CONTINUED)
-------------------------------------------------------

115 & 130, these securities are presented at a fair market value of $137,447and the unrealized loss is presented as other comprehensive income (loss).

NOTE 6 - OTHER RECEIVABLES
--------------------------
In conjunction with the license agreement discussed in Note 3, 4, & 5, the Company accrued minimum royalties of $750,000 which are receivable on December 31, 1999. This receivable and the related revenue has been presented in the financial statements at present value along with the related interest earned to date. The Company has considered all the information available at this time concerning Solucorp Industries, Ltd. and has presented the receivable and the related revenue net of an allowance for doubtful accounts as detailed below:

        Minimum Royalty                             $ 750,000
        Discount to Present Value                    (107,753)
                                                    ---------
        Present Value of Minimum Royalty              642,247
        Interest Earned through 9/30/98                23,089
                                                    ---------
        Total Other Receivable & Revenue
               Before Allowance                       665,336
        Allowance for Doubtful Accounts              (321,124)
                                                    ---------
        Total Other Receivable Presented
               And Revenue Reflected Herein         $ 344,212
                                                    =========

NOTE 7 - LEGAL PROCEEDINGS
--------------------------
The Company filed suit against Solucorp Industries, Ltd. (Solucorp) on October 7, 1998 for the Company's contract and fraud damages arising out of its now-terminated License Agreement with Solucorp. The Company is represented by the national law firm of Greenberg Traurig in this matter. Solucorp has yet to file an answer to the Company's complaint.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------
Solucorp holds itself out to be an environmental service organization devoted to the development and marketing of innovative environmental technologies. KBF Pollution Management, Inc. (KBF) was introduced to Solucorp and its consultant, Joseph Kemprowski, by KBF's former investment banker, M.H. Meyerson & Co., Inc. last December. KBF had no affiliation with Solucorp, or any of its affiliates, preceding this introduction. This agreement remains the only affiliation the Company had with Solucorp. At this time, Solucorp and Kemprowski claimed to have executed contracts with the Chinese government for the remediation of contaminated sites in mainland China from which revenues would be made. Furthermore, Solucorp and Kemprowski made it clear that they had an extensive, global sales and marketing infrastructure. Management performed due diligence on the basis of publicly available information, Solucorp's filings and press releases, Meyerson's analyst's reports on Solucorp, and numerous meetings with Solucorp executives, which included significant technical discussions covering a number of sites. In addition, there were discussions with Solucorp's Chinese marketing affiliates. There were other limited documents that Solucorp and Kemprowski disclosed. KBF was precluded from reviewing the executed Chinese contracts due to what Solucorp and Kemprowski represented to be as confidentiality agreements. Principals of M.H. Meyerson & Co., Inc., however, represented that they reviewed the pertinent agreements and advised KBF that the agreements had in fact been executed. After several months of negotiation, and with the recommendation of Meyerson, KBF and Solucorp enetered into an exclusive worldwide license for the marketing and sale of KBF's patented SST process.

The agreement called for a license fee of $500,000 due upon execution on March 20, 1998. The license fee was to be paid for with the issuance of 190,550 shares of free-trading, unrestricted Solucorp stock due upon execution. Solucorp represented that it had the ability to issue free-trading shares prior to execution and the License Agreement contained representations and warranties to that effect. Instead, in the end of May 1998, KBF received 190,550 shares of restricted, unregistered stock - after having been given assurances that Solucorp and Kemprowski would register, repurchase and assist with the liquidation of the license fee stock at a rate of at least $100,000 per month. The shares were issued after the Securities and Exchange Commission had suspended Solucorp's stock. Despite countless requests and demands, Solucorp and Kemprowski never attempted to register the license fee stock, and they repurchased less than $50,000 worth of shares between March and September 1998.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - LEGAL PROCEEDINGS (CONTINUED)
--------------------------------------
In addition, KBF was to receive $500,000 in cash as a mobilization fee to gear up to provide Solucorp with sales and technical support. This fee was never paid.

Solucorp's breach of these, and many other terms of the license agreement was at considerable cost to KBF. In good faith reliance on the agreement, KBF expended significant dollars in supporting Solucorp's efforts. According to the agreement, KBF was never to expend any of its capital derived from sources other than the two fees in providing Solucorp with support.

Further, management discovered that much of what had been represented to KBF by Solucorp and Kemprowski with reference to Solucorp's executed agreements in China, the extent of its sales and marketing capabilities and its ability to register, repurchase and liquidate the shares was not true.

In August 1998, in a final attempt to turn the Solucorp relationship into a profitable venture, management negotiated a modification that accounted accurately for Solucorp's ability to pay the fees and to market the SST. The modification would have stripped Solucorp of the license to the technology and required the payment of additional compensation to remedy the damages KBF had suffered by that time. A letter of intent was executed and the modification was drafted but negotiations broke down in the following weeks. On September 23, 1998, KBF formally noticed Solucorp of Termination and KBF filed suit against Solucorp and Kemprowski for breach of contract and fraud damages.

The Company plans to aggressively pursue its interest against Solucorp and Kemprowski and is seeking damages commensurate with the Company's good faith expenditures, contract damages and fraud damages.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues for the nine months ended September 30, 1998 increased to $2,568,115 as compared to $1,443,271 for the same period in 1997, an increase of 77%. The Company attributes the increase to a rise in sales volume, along with the collection of the licensing fee and royalty income accrued in 1998 (see Footnotes 3, 4 & 6). Management anticipates this trend to continue due to its recent move to New Jersey where there are increased business opportunities.

In addition, the Company anticipates continuing revenue from licensing agreements.

Despite the increase in sales volume, trade accounts receivable has remained relatively constant. This is due primarily to the fact that the license fee/royalty income mentioned above is presented as other receivables on the balance sheet. Current trade accounts receivable are as follows:

                       0 -30 days                    $157,060
                       30-45 days                      30,381
                       45-60 days                       8,495
                       60-90 days                       2,650
                       90-120 days                     40,776
                       120 + days                      39,343
                                                     --------
                                                     $278,705

Trade accounts receivable collected in cash subsequently through November 10, 1998 was $221,265.

Cost of sales for the nine months ended September 30, 1998 decreased to 39% of revenues from 69% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and collection of the royalty and licensing fees as mentioned above. Along with the increase in revenue, the Company also attributes this decrease to the continued efforts taken by Management to reduce costs.

General and administrative expenses increased by 44% to $712,244 for the nine months ended September 30, 1998 from $491,736 for 1997. This increase is due to the continued operation of two facilities, legal fees to register as a reporting company and litigation fees regarding Solucorp. In addition, there were costs related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. These costs, along with certain costs associated with the licensing revenue may continue to occur during 1998 and affect this trend.

Selling expenses decreased by 17% to $74,397 for the nine months ended September 30, 1998 as compared to $89,444 for the comparable period in 1997. This decrease is due to the continued efforts taken by management to cut back costs.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (continued)

The Company incurred a net profit of $788,235 for the first nine months of 1998, a 606% increase from the net loss of -$155,684 for the same period in 1997, due to the increase in sales and other revenue and reduced costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relocated its facility to Paterson, New Jersey in March 1998. Management believes that this new location will result in additional business opportunities and lower operating costs. Management believes that current operations will provide adequate cash flow to meet current obligations.

The Company has working capital of $78,620 at September 30,1998 as compared to $131,736 at December 31, 1997. In addition, the Company has a negative cash flow of -$136,689 at September 30, 1998 as compared to the positive cash flow of $205,469 at December 31, 1997. This is due to the increase in capital expenditures incurred to relocate to its new facility in New Jersey, the operation of the Long Island facility at a loss, costs associated with the New York State closure, and the legal expenses mentioned above. Further, the Company incurred additional expenditures as a result of good faith reliance on the Solucorp agreement and contract damages also associated with this agreement. With the exception of the legal fees related to the Solucorp suit, these costs should conclude in the foreseeable future. As a result, the Company expects positive cash flow in future periods. The Company is also exploring areas to raise capital which include both debt and equity sources.

LONG ISLAND FACILITY

KBF has operated the Long Island, New York and New Jersey facility simultaneously to date. The New York facility has been handling non-hazardous storm water during the closure process, which is not affecting the closure operation. The Long Island facility is in the process of transferring the Long Island assets to a wholly owned subsidiary (KBF-LI, Inc.). KBF-LI, Inc. will continue to operate the facility with the intention of selling it. The Company is presently party to a letter of intent with anticipated sale immediately following the closure of the facility. The letter of intent calls for a total price of $100,000, of which $40,000 has been received and is presented as a deposit payable on the balance sheet.

As of the date of this report, management is expecting to receive the closure certificate from the New York State Department of Environmental Conservation imminently. The New York State Department of Environmental Conservation informed the Company during the first week in November that the facility is free of any environmental contaminants.

Management believes that there will be no significant additional costs during the closure. In addition, the Long Island operation is no longer subject to any lease provisions or obligations. KBF's operation is facilitating the closure of the facility, which is to the benefit of the landlord, therefore no rent is being charged. There has been no lease provision between the parties

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (continued)

LONG ISLAND FACILITY (continued)

since December 1997. Further, management believes that the sale of the Long Island facility will substantially mitigate any losses from the tangible and intangible assets remaining at the Long Island facility.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (continued)

YEAR 2000

THE COMPANY'S STATE OF READINESS
--------------------------------

The Company's information technology systems are presently year 2000 compliant. All internal programs were written by Company's management with the year 2000 issue incorporated into the initial writing of the programs. The programs have been tested and management is satisfied that they are working properly.

Year 2000 compliance of the Company's non-information technology system has been addressed and management feels that systems in place are year 2000 compliant.

Management has received verbal confirmation from many of the third parties that provide services or products to the Company, and have been assured that they are year 2000 compliant. The Company is presently developing questionnaires to be answered by the third parties regarding their level of year 2000 compliance so that management has written confirmation as to their status before the year is complete.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES
---------------------------------------------------

Management believes the estimated costs in connection with the third party compliance will not be significant.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES
-------------------------------------------

Given the nature of the business, management does not believe there is any significant risk and will not be any negative impact on their operations from any source.

THE COMPANY'S  CONTINGENT PLANS
-------------------------------

Due to management's comfort with internal control over the information technology and non-information technology, the Company does not have a contingency plan. Regarding third parties, management believes any potential problems or losses arising from the unknown should be minimal.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER 30, 1998

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30,1998
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,1997

Total revenues for the three months ended September 30, 1998 increased to $623,345 as compared to $508,581 for the same period in 1997, an increase of 22%. The Company attributes the increase to a rise in sales volume, along with royalty income accrued in the third quarter of 1998 of $37,917.

Cost of sales for the three months ended September 30, 1998 decreased to 54% of revenues from 62% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and the royalty income as mentioned above.

General and administrative expenses increased by 80% to $260,076 for the three months ended September 30, 1998 from $144,592 for 1997. This increase is due to the continued operation of two facilities, legal fees to register as a reporting company and litigation fees regarding Solucorp. In addition, there were costs related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. These costs may continue to be incurred throughout 1998 and into 1999.

Selling Expenses increased 30% to $30,600 in the third quarter of 1998 from $23,559 for 1997. This increase is due primarily to the additional sales force hired to assist in increasing sales volume.

The Company incurred net income of $925 for the third quarter of 1998, a 106% decrease from the net income $13,733 for the same period in 1997, due to the increase in costs as mentioned in the general & administrative expenses above.

               KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                             SEPTEMBER  30, 1998

PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K

                 Exhibits  No.                    Description
                 -------------                    -----------
                    27                      Financial Data Schedule

                 Reports on Form 8-K for the nine months ended
                   September 30,1998, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KBF POLLUTION MANAGEMENT, INC.


Dated:  November 13, 1998                       LARRY KREISLER
                                                --------------
                                                LARRY KREISLER - PRESIDENT


Dated:  November 13, 1998                       KATHI KREISLER
                                                --------------
                                                KATHI KREISLER   SECRETARY /
                                                                 TREASURER