Form 10KSB
period 1998-12-31
KBF POLLUTION MANAGEMENT INC
filed 1999-03-31
CIK 810162

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                          ---------------------------

                                   FORM 10-KSB

                          ---------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

                         Commission file number 33-20954

                         KBF POLLUTION MANAGEMENT, INC.
                          ---------------------------
             (Exact name of registrant as specified in its charter)

         New York                                             11-2687588
         --------                                             ----------
(State of other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


1 JASPER STREET, PATERSON, NEW JERSEY                          07522
-----------------------------------------                -------------------
(Address of principal executive offices)                      (Zip Code)

                                 (973) 942-7700
                          ---------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:           None.

Securities registered pursuant to Section 12(g) of the Act:       Common Stock,
                                                               0.00001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (__).

State issuer's revenues for its most recent fiscal year:  $3,078,567

Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 1999 was $16,736,258.

The  number  of  outstanding  shares  common  stock as of March  26,  1999  was:
68,257,315
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         KBF Pollution Management, Inc., a New York corporation (the "Company"), was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company is engaged in the environmental services business as a wastewater metal recovery facility specializing in the resource recovery of hazardous and non hazardous metal bearing wastes for the sole purpose of recycling the product produced (metal(s)) back into commerce. The Company operates an in-house laboratory certified in New Jersey to support the recycling process and perform research and development. The Company also provides compliance support service to its customers.

         In December 1997, the Company began relocation of its facilities from North Lindenhurst, New York to Paterson, New Jersey (See "Description of Property"). As a result of the loss of the Company's lease (See Item 2, PROPERTIES, 1996 Form 10K), in the Fall of 1997, the Company notified the New York State Department of Environmental Conservation ("NYSDEC") that the Company was withdrawing the 6 NYCRR ss. 373 (Federal Part B) Permit application and simultaneously commencing Closure. The Closure plan used by the company was taken directly from the permit application. According to the NYSDEC, the permit application was approved and therefore, closure must proceed according to the approved Closure Plan. However, prior to commencing with the closure, the plan had to be approved by the public through a public commenting period. Once this process was complete, the Company negotiated an expedited Closure with the State. Closure sampling commenced in August and was completed on November 2, 1998. The Company has received written acceptance of the Closure from NYSDEC and therefore, the Closure is now complete. The Company incurred direct cost for closure of approximately $50,000. It is not expected that any significant additional cost will be incurred due to the closure of the Long Island plant. On April 15, 1998, the Company received the requisite permits to allow it to operate its waste recovery services from the New Jersey facility. Since April 15, 1998, all of the Company's waste recovery business has been located in its New Jersey facility except for storm water.

         On May 6, 1997, the Company formed three corporations, Gryphon Industries, Inc., AMR, Inc., and American Metal Recovery Corp. pursuant to the laws of the State of Nevada. In late 1998, AMR,INC., a wholly owned subsidiary of the Company became active raising capital for an expansion project. As of the date hereof, only Gryphon Industries, Inc remains inactive and no stock has been issued. In the foreseeable future, the Company plans to utilize Gryphon for the distribution and possible manufacturing of the reagents used in the Company's technology. It is presently anticipated that Gryphon Industries, Inc. will be a wholly owned subsidiary of the Company.

         American Metals Recovery Corp. was capitalized by the Company in conjunction with the transfer of the base of the Company's principle operations. Most costs associated with this transfer were borne by the Company and simultaneously exchanged for 100% of the outstanding stock of American Metals Recovery Corp., thereby making American Metals Recovery Corp. a wholly owned subsidiary of the Company.

         On June 24, 1998, the Company formed KBF-LI, Inc., pursuant to the laws of the State of New Jersey. This corporation was formed to take over all operations including closure and processing of incoming material shipments (certain wastewater shipments could be received at the facility without any impact on the closure operation). The Company transferred the remaining assets and improvements, relating to the Long Island location to KBF-LI in exchange for 100% of the issued and outstanding stock of KBF-LI, in accordance with a Board of Directors resolution on July 30, 1998. The Company is presently negotiating with an unrelated third party the sale of KBF-LI for an amount which expected to result in no significant loss to the company.

INDUSTRY BACKGROUND

         Most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 15 to 20 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to federal, state and local regulation of chemical waste management activities. Some statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), most are primarily administered by the federal Environmental Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies, impose stringent standards for management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and environmental degradation. For example, under Superfund, responsible parties may be subject to remedial costs at abandoned hazardous waste sites and, in some instances, treble damages. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.

WASTE RECOVERY SERVICES

         Since 1986, the Company has operated a wastewater metal recovery facility. In May 1998, the US Patent Office issued to Lawrence M. Kreisler a patent for `Selective Separation Technology' (`SST'). In November 1997 the Company and Mr. Kreisler entered into a license agreement through which the Company, is able to recover metals from metal-bearing wastewater, which metals can then be recycled.

         The wastewater is received at the facility, transported in drums and/or by tanker loads. (See "Description of Business Waste Transport" and "Certain Transactions"). The waste is then analyzed at the Company's own laboratory facilities to determine compliance with the approved waste profile which the
Company keeps on file for each customer, and to verify proper waste classification. Currently, all testing is done from the Company's New Jersey facility.

         Once testing is completed, utilizing the Patented "Selective Separation Technology," the metals are separated from the solutions. (See "Description of Business - Patents and Proprietary Information"). Once the recovery process is complete, the remaining effluent is analyzed to assure that its contents fall within allowable discharge limits. The effluent is then discharged into the sewer pursuant to an approved discharge certificate. The recovered metals are recycled back into commerce.

         PROJECT ENSURE, CERTIFICATE OF RECOVERY. Under federal law, the prime generator of hazardous waste remains liable for the waste for as long as it continues to exist. Disposal of the waste by incineration, in a landfill or a deep injection well does not eliminate the generator's liability for cleanup costs if leakage or spillage of the waste occurs.

         Utilization of the Company's Patented "SST", however, terminates the generator's liability. KBF's process removes the waste from the environment, thereby terminating the generator's liability and exempting the generator from the Superfund Generation Tax. When required, the Company issues a certificate of recovery to the customer.

         METAL RECOVERY. During the Company's recovery process, the metals contained in the waste are removed from solution. The metals, which include silver, copper, nickel, lead, zinc and others, are processed into solid form and recycled, as product, back into commerce. Revenues from the sale of recovered metals have been significant.

         LABORATORY ANALYSIS. Prior to the Company's relocation to Paterson, New Jersey, all laboratory analysis was conducted in laboratories located in the Company's New York facility. On April 15, 1998, the Company received all necessary permits and certificates to allow it to commence waste recovery from its New Jersey facility. The laboratory located in the Company's New Jersey facility, like its predecessor in the New York facility is utilized to continually  monitor  and analyze the ongoing  waste  recovery  operations.  The
Company performs an initial analysis on waste from new customers, and continually on each waste shipment received from the customer. The Company also utilizes its laboratory facility to conduct research and development. (See "Description of Business - Research and Development and Patents and Proprietary Information")

         When closing the operations at the New York facility, the Company also closed the Laboratory and cancelled its New York State Department of Health Certification.

         WASTE TRANSPORT. The Company uses a waste transporter, Metal Recovery Transportation Corp. ("MRTC") that is licensed in New York, Connecticut, Rhode Island, New Jersey, Massachusetts and New Hampshire. Lawrence Kreisler, President of the Company, is the president and sole shareholder of Metal Recovery Transportation Corp. The Company has an oral agreement with Metal Recovery Transportation Corp to handle the Company's transportation needs. There is no formal agreement existing between the Company and Metals Recovery Transportation Corp. Metals Recovery Transportation Corp. charges the Company an hourly rate based on the type of equipment required and bills monthly for services rendered. The Company also utilizes other unaffiliated licensed transport companies. (See "Certain Relationships and Related Transactions.")

         CONTRACTS; CUSTOMERS. The Company's waste recovery services are typically provided pursuant to nonexclusive service agreements, based on the acceptance of a potential customer's waste. The fees charged by the Company for its services are determined by several factors, including but not limited to volume, type of waste, location and method of shipment.

         The Company currently has approximately 2000 active repeating customers for its waste recovery services. For the years ended December 31, 1998 and December 31, 1997, no single customer accounted for 10% or more of the Company's total revenues

EQUIPMENT SERVICES

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

         The Company had applied for or obtained all necessary permits for its current facility in New Jersey. All permits for the closed New York facility have been cancelled.

SALES AND MARKETING

         The Company primarily markets its waste recovery services to generators of metal bearing hazardous and non-hazardous waste. Generators of these wastes include but are not limited to, printed circuit board manufacturers, photo offset printers, photographic developers, lithographers, photographers, microfilm users, x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users), relay manufacturers, oil companies, chemical companies, battery manufacturers, anodizing operations, metal finishers, jewelry manufacturers and numerous other waste generators.

         The Company's sales and marketing efforts are performed by in-house personnel, and unaffiliated independent outside "Waste Brokers." In-house sales efforts consist of direct telephone and mail contact with potential customers whose names are received through customer referrals, or are located through review of trade journals and other industrial reference materials.

         In March of 1998, the Company signed a limited exclusive worldwide license agreement with EPS Environmental, Inc., dba Solucorp Industries, a publicly traded company, trading on the NASDAC electronic bulletin board ("SLUP") for the utilization of the Company's Patented Selected Separation Technology. The terms of the agreement called for an initial license fee of $500,000 plus an additional license fee of $0.0005 per processed gallon of wastewater. The initial licensing fee was to be paid in unrestricted, free trading Solucorp stock. Solucorp represented that it had the ability to issue free-trading shares and the License Agreement contained representations and warranties to that effect. Instead, Solucorp issued restricted and unregistered shares and had agreed in May 1998 to pay for and register the shares and to repurchase, with cash, at least $100,000 worth of the License Fee shares per month. (See the "Legal Proceedings: General Comments with Reference to Solucorp"). Solucorp's stock price has fallen as low as $ 0.333 at the end of December 1998. No additional payments under the agreement were to be in the form of shares of Solucorp stock. The agreement also required royalty payments of 50% of gross per gallon receipts, not to be less than $1,000,000 for the year ending December 31, 1998 and $2,000,000 for the year ending December 31, 1999. Pursuant to this agreement, all royalty payments due to the Company from Solucorp for the years ended December 31, 1998 and 1999 were to be due and payable in cash on December 31, 1999. Minimum royalty payments for each year after 1999 were to be $2,000,000 per year payable at the end of each year in which the payment accrues and was due in cash. The agreement, which had a five-year term, with automatic five-year continuous renewal, was terminated on September 23, 1998.

         The Solucorp agreement had been slated for modification removing the worldwide exclusivity and the minimum royalty payments due to Management's discovery of certain facts. (See the "Legal Proceedings: General Comments with Reference to Solucorp"). All royalties and fees that had accrued prior to termination remain outstanding and payable in full. No modified agreement was executed. (See the "Legal Proceedings: General Comments with Reference to Solucorp" for the reasons underlying the intent to modify the agreement).

MANUFACTURING AND SUPPLIES

         The  Company  no  longer  manufactures   equipment,   however  it  does
distribute  for  resale  other  manufacturers   equipment.   This  equipment  is
ordered/manufactured on an "as requested" basis.

         The Company has an outside service department, covering the systems, which have been previously sold, and any new equipment to be sold. (See Equipment Sales & Services.)

COMPETITION

         Competition in the waste treatment industry is intense and is characterized by continued change and improvement in technology. The market is fragmented and, in the opinion of the Company, no company holds a dominant position.

         The Company believes that its waste recovery process, which results in the recycling of virtually all of the metals present in the waste, is unique, and that the same or similar technology is not currently utilized by any competitor. On May 19, 1998, the United States Patent and Trademark Office issued a Patent for the "Selective Separation Technology" utilized by the Company (patent number 5,735,125). (See "Description of Business - Patents and Proprietary Information"). In December 1998, the United

States Patent and Trademark Office issued a "Notice of Allowability" on a second patent for the Company's "Selective Separation Technology" ("SST"). The new patent essentially broadens the coverage of the principal SST patent issued in May 1998. The Company anticipates receipt of the new patent in the second quarter 1999.

         The Company has filed for additional patents on several new resource recovery technologies, three of which have been commercialized and are presently available for use. These three technologies are SST-LiquidOre, SST-Tellus and SST-Toxicure. Additional technologies and improvements for which patents are currently pending remain in development.

         The Company's competitors utilize a variety of methods for the treatment and disposal of hazardous and non-hazardous waste, including deep well injection, landfills, incineration and limited recovery of metals. The Company believes that its recovery process provides a superior alternative to these other methods. Many of the Company's competitors, however, are larger and more established and have substantially greater financial and other resources than the Company. The Company may compete for the same customers as these better financed companies.

RESEARCH AND DEVELOPMENT

         Research and Development of the Patented "Selective Separation Technology" occurred over the years, as a daily on-going process. Only those costs directly allocated to Research and Development are represented. For the years ending December 31, 1998 and December 31, 1997, the Company did not incur any costs directly related to research and development.

PATENTS AND PROPRIETARY INFORMATION

         In the past, the Company had utilized proprietary know-how and techniques in its waste recovery operations. In June 1995, Lawrence M. Kreisler, the Company's President submitted a patent application on the current Selective Separation Technology that was initially developed by Mr. Kreisler prior to the Company's formation.

         On May 19, 1998, the United States Patent and Trademark Office issued a Patent for the Selective Separation Technology utilized by the Company (patent number 5,735,125). In December 1998, the United States Patent and Trademark Office issued a "Notice of Allowability" on a second patent for the Company's "Selective Separation Technology" ("SST"). The new patent essentially broadens the coverage of the principal SST patent issued in May 1998. The Company anticipates receipt of the new patent in the second quarter 1999.

         The Company has filed for additional patents on several new resource recovery technologies, three of which have been commercialized and are presently available for use. These three technologies are SST-LiquidOre, SST-Tellus and SST-Toxicure. Additional technologies and improvements for which patents are currently pending remain in development.

         Pursuant to a license agreement between Mr. Kreisler and the Company, executed in November 1997 upon ratification by the shareholders of the Company, the Company is able to utilize the Selective Separation Technology in its operations, as well as other related technologies for which patents are currently pending. In accordance with Schedule B of the relevant License Agreement, the conditions upon which royalty payments begin to accrue have not yet been attained by the Company. Accordingly, no royalty payments have been made or accrued. The Company anticipates the relevant conditions to be satisfied by the Company in the second quarter 1999.

         The Company is the owner of a United States patent issued in 1988 covering the design and function of its waste volume reduction system. The Company has ceased manufacturing such systems, but continues to service those systems previously sold. (See "Description of Business - Manufacturing and Supplies.").

LIABILITY INSURANCE

         The Company maintains pollution legal liability insurance in the amount of $1,000,000 per incident and $2,000,000 in total covering the premises, and vehicle liability insurance in the amount of

$5,000,000. To date, the Company has not experienced any material liability claims.

EMPLOYEES

         The Company currently has 29 full-time employees. In addition to its three executive officers, the Company employs two chemists and a chemical technician (laboratory personnel), a recovery manager, nine recovery employees, three facility maintenance technicians, six office personnel, four salesperson. The Company will hire additional personnel when necessary. None of the Company's employees is represented by a union. The Company considers the relations with its employees to be satisfactory.

ITEM 2. SELECTED FINANCIAL DATA

         The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1998 and 1997.has been obtained from the Companies financial statements. The financial statements for the year ended December 31, 1998 and December 31, 1997 were audited by Irving Handel & CO., Independent Auditor. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

                                                Year Ended December 31.
                                                -----------------------
                                                1998                1997
                                                ----                ----
SUMMARY OF OPERATIONS(IN THOUSANDS EXCEPT PER SHARE DATA)
Net Revenues                                   3,079               1,927
Net Income                                      386                 (208)
EARNINGS PER SHARE                             0.01                (0.01)

SUMMARY OF
BALANCE SHEET

Current Assets                                   921                 762
Current Liabilities                              688                 631
Working Capital                                  233                 131

Total Assets                                   3,486               1,949
Total Long-Term Debt                             160                 190
Total Liabilities                                848                 821
Stockholders' equity                           2,637               1,128



ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

         Results of operations for the year Ending
         December 31, 1998 as Compared to the Year Ended
         December 31, 1997

         Total revenues for the year ended December 31, 1998 increased to $3,078,567 as compared to $1,926,895 for the same period in 1997, an increase of 60%. The Company attributes the increase to a rise in sales volume, along with the collection of the licensing fee and royalty income accrued in 1998 (see Footnotes 9 & 17). Management anticipates this trend to continue due to its recent move to New Jersey where there are increased business opportunities. In addition, the Company anticipates continuing revenue from licensing agreements.

         Despite the increase in sales volume, accounts receivable has remained relatively constant. Current trade accounts receivable are as follows:

                         0-30 days     $   143,020
                        30-45 days          60,038
                        45-60 days          18,725
                        60-90 days          12,425
                       90-120 days           5,065
                        120 + days          72,559
                                            ------
                                       $   311,832

         Trade accounts receivable collected in cash subsequently through March 26,1999 was $431,450.

         Cost of sales for the year ended December 31, 1998 decreased to 46% of revenues from 66% of revenues for the same period in 1997. This decrease is the result of the increase in sales volume and collection of the royalty and licensing fees as mentioned above.

         General and administrative expenses increased by 53% to $1,221,375 for the year ended December 31, 1998 from $806,027 for 1997. This increase is due to the continued operation of two facilities, legal fees to register as a reporting company (approx. $15,000) and litigation fees (approx. $65,000) regarding Solucorp. In addition, there were costs (approx. $50,000) related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. These costs, along with certain costs associated with the licensing revenue may continue to occur during 1999 and affect this trend.

         The Company incurred a net profit of $386,609 for the year ended 1998, a 286% increase from the net loss of -$207,635 for the same period in 1997, due to the increase in sales and other revenue and reduced costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has relocated its facility to Paterson, New Jersey in March 1998. Management believes that this new location will result in additional business opportunities and lower operating costs. Management believes that current operations will provide adequate cash flow to meet current obligations.

         The Company has working capital of $232,722 at December 31, 1998 as compared to $131,736 at December 31, 1997. Further, the Company had cash flow of $75,570 for the year ended December 31, 1998 as compared to cash flow of $205,469 for the year ended December 31, 1997.

         The decrease in cash flow is due to the increase in capital expenditures incurred to relocate to its new facility in New Jersey, the operation of the Long Island facility at a loss, costs associated with the New York State closure, and the legal expenses mentioned above. In addition, the Company incurred additional expenditures as a result of good faith reliance on the Solucorp agreement and contract damages also associated with this agreement. With the exception of the legal fees related to the Solucorp suit, these costs should conclude in the foreseeable future. As a result, the Company expects improved cash flow in future periods.

         The Company is exploring areas to raise capital which include both debt and equity sources. In that regard, as of the date of this report $1,000,000 of debt financing has been concluded.

THE SOLUCORP AGREEMENT

         In March of 1998, the Company signed a limited exclusive worldwide license agreement with EPS Environmental, Inc., dba Solucorp Industries, a publicly traded company, trading on the NASDAC electronic bulletin board ("SLUP") for the marketing and utilization of the Company's Patented Selected Separation Technology. This License Agreement was terminated on September 23, 1998. (See the "Legal Proceedings: General Comments with Reference to Solucorp").

LONG ISLAND FACILITY

         On June 24, 1998, the Company formed KBF-LI, Inc., pursuant to the laws of the State of New Jersey. This corporation was formed to take over all operations including closure and processing of incoming material shipments (certain wastewater shipments could be received at the facility without any impact on the closure operation). The Company has transferred the remaining assets and improvements, relating to the Long Island location to KBF-LI in exchange for 100% of the issued and outstanding stock of KBF-LI, in accordance with a Board of Directors resolution on July 30, 1998. The Company is a party to a Letter of intent to sell the operation.

         The Company received acceptance from New York State Department of Environmental Conservation of the closure of the Long Island Facility. There will be no further additional closure costs. In addition, the Long Island operation is no longer subject to any lease provisions or obligations. KBF's operation facilitated the closure of the facility, which is to the benefit of the landlord, therefore no rent was being charged. There has been no lease provision between the parties since December 1997.

         The following is a schedule of the anticipated cost savings associated with the Companies move to Paterson New Jersey.

Expense                        Savings          Comments
-------                        -------          --------
Office and Facility Labor      $  60,000  Cheaper Hourly rates
Rent                           $    0,00  Same monthly expense for twice the space
Utilities                      $  25,000  Cheaper Electric Rates and Incentives
Real-estate Tax                $  30,000  Cheaper Tax Rate
Telephones                     $  15,000  Cheaper rates
Sewer Usage charge             $  25,000  Built into real estate tax.

CERTAIN EVENTS

         The Company filed suit against Solucorp Industries, Ltd. (Solucorp) on October 7, 1998 for the Company's contract and fraud damages arising out of its now-terminated License Agreement with Solucorp. The Company is represented by the national law firm of Greenberg Traurig in this matter (See Item #2: Legal
Proceedings: General Comments with Reference to Solucorp).

         Solucorp holds itself out to be an environmental service organization devoted to the development and marketing of innovative environmental technologies. The Company was introduced to Solucorp and its consultant, Joseph Kemprowski, by the Company's former investment banker, M.H. Meyerson & Co., Inc. in December 1997. The Company had no affiliation with Solucorp, or any of its affiliates, preceding this introduction. This agreement remains the only affiliation the Company had with Solucorp. At this time, Solucorp and Kemprowski claimed to have executed contracts with the Chinese government for the remediation of contaminated sites in mainland China from which revenues would be made. Furthermore, Solucorp and Kemprowski made it clear that they had an extensive, global sales and marketing infrastructure. Management performed due diligence on the basis of publicly available information, Solucorp's filings and press releases, Meyerson's analyst's reports on Solucorp, and numerous meetings with Solucorp executives, which included significant technical discussions covering a number of sites. In addition, there were discussions with Solucorp's Chinese marketing affiliates. There were other limited documents that Solucorp and Kemprowski disclosed. The Company was precluded from reviewing the executed Chinese contracts due to what Solucorp and Kemprowski represented to be as confidentiality agreements. Principals of M.H. Meyerson & Co., Inc., however, represented that they reviewed the pertinent agreements and advised the Company that the agreements had in fact been executed. After several months of negotiation, and with the recommendation of Meyerson, the Company and Solucorp entered into an exclusive worldwide license for the marketing and sale of the Company's patented SST process.

         The agreement called for a license fee of $500,000 due upon execution on March 20, 1998. The license fee was to be paid for with the issuance of 190,550 shares of free-trading, unrestricted Solucorp stock due upon execution. Solucorp represented that it had the ability to issue free-trading shares prior to execution and the License Agreement contained representations and warranties to that effect. Instead, in the end of May 1998, the Company received 190,550 shares of restricted, unregistered stock - after having been given assurances that Solucorp and Kemprowski would register, repurchase and assist with the liquidation of the license fee stock at a rate of at least $100,000 per month. The shares were issued after the Securities and Exchange Commission had suspended Solucorp's stock. Despite countless requests and demands, Solucorp and Kemprowski never attempted to register the license fee stock, and they repurchased less than $50,000 worth of shares between March and September 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During 1998, Lawrence M. Kreisler, a director and officer of the Company, reported six transactions on a late Form 4 filing. During 1998, Kathi
A. Kreisler, a director and officer of the Company, reported five transactions on a late Form 4 filing. During 1998, Kevin E. Kreisler, a director and officer of the Company, reported three transactions on a late Form 4 filing. During 1998, Stephen Lewen, a director of the Company, reported one transaction on a late Form 4 filing.

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

The Company's Contingent Plans
------------------------------

         Due to management's comfort with internal control over the information technology and non-information technology, the Company does not have a contingency plan. Regarding third parties, management believes any potential problems or losses arising from the unknown should be minimal.

Officer Employment Contracts
----------------------------

         The Contracts signed in November of 1997, (see Item 6, Employment Agreements) call for combined annual salaries for Lawrence M. Kreisler and Kathi
A. Kreisler of $245,000. This amount will exceed the compensation presented in the 1997 financial statements by $89,000, mostly due to Kathi A. Kreisler's payment of salary in stock options in 1997. The Company believes that it will be able to meet this increase with cash payments rather than options in the foreseeable future.


ITEM 4.  DESCRIPTION OF PROPERTY

         On December 1, 1997, the Company began the relocation of its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The new lease terms, which include a purchase option, are for $1,218,600 base rent to be paid monthly over 6 years commencing December 1997. The Company occupies the entire building of 60,000 square feet of space. Currently, all of the Company's waste recovery operations are conducted from the New Jersey facility.

         The Company's New York facility was located in a leased building in North Lindenhurst, New York. The Company occupied approximately 30,000 square feet of space, of the 68,000 square foot building. The Company occupied the building until November 19, 1998 and closure of the facility was accepted by New York State Department of Environmental Conservation in February 1999.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of Dec 31, 1998, certain information concerning stock ownership by all persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

       NAME AND ADDRESS OF                                     PERCENTAGE
           BENEFICIAL                  AMOUNT AND                   OF
      HOLDER OR IDENTITY OF             NATURE OF              OUTSTANDING
              GROUP                    BENEFICIAL             OWNERSHIP STOCK
              -----                    ----------            ---------------
KATHI KREISLER                       15,971,953                   21.35%
One East Park Drive                                               (1) (2)
Paterson, NJ 07504

LAWRENCE KREISLER                     15,936,970                  21.68%
One East Park Drive                                               (1) (3)
Paterson, NJ 07504

STEVEN LEWEN                           2,302,258                   3.54%
10 Cabriolet Lane                                                   (4)
Melville, NY 11747

KEVIN KREISLER                         1,255,000                   1.92%
One East Park Drive                                                 (5)
Paterson, NJ 07504

JOSEPH J. CASUCCIO, JR., CPA           1,608,656                   2.48%
7 North Equestrian Court                                            (6)
Hauppauge, New York 11789

FREDERICK EISENBUD                       409,013                   0.64%
7 Bradshaw Lane
Fort Salonga, NY 11768

ANTHONY LETERI                           433,000                   0.68%
18 Allenby Drive
Northport, NY 11768

ALL OFFICERS & DIRECTORS              37,916,750                  52.30%
as a group seven persons.
KREISLER FAMILY AS A GROUP            34,018,823                  45.94%
                                                                    (7)
-----------
1) Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of Common Stock owned by the other.

2)   Includes 10,759,270 shares of exercisable options for Common Stock.

3)   Includes 9,474,278 shares of exercisable options for Common Stock.

4)   Includes 1,002,258 shares of exercisable options for Common Stock.

5)   Includes 1,250,000 shares of exercisable options for Common Stock.

6)   Includes 728,550 shares of exercisable options for Common Stock.

7) Includes stock and options held by Lawrence M. Kreisler, Kathi A. Kreisler, Kevin E. Kreisler and Scott C. Kreisler.


ITEM 6.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS.


                                                                              CAPACITIES
                                              PERIOD SERVED             IN WHICH CURRENTLY
 NAME                             AGE          AS DIRECTOR                    SERVING
 ----                             ---          -----------                    -------
Lawrence Kreisler                 52       Since 1984                     Chairman
                                                                          President

Kathi Kreisler                    48       Since 1984                     Vice President
                                                                          Secretary, Treasurer
                                                                          Director

Kevin Kreisler                    26       Since July 1998                Vice President
                                                                          Director

Frederick Eisenbud                52       Since January 1998             Director

Stephen Lewen                     46       Since January 1998             Director

Joseph J. Casuccio, Jr., CPA      47       Since January 1998             Chief Financial Officer
                                                                          Vice President
                                                                          Director

Anthony Leteri                    48       January to December 1998       Director


         Lawrence M. Kreisler, President of the Company, is a Co-founder of the Company and has been its Chairman of the Board and a Director since March 1984. Mr. Kreisler invented the technology with which the Company transacts its principal businesses (See "Patents and Proprietary Information"). He served as Vice President, Secretary and Treasurer from March 1984 through December 1994. In January 1995, Mr. Kreisler accepted the Board nomination to serve as President of the Company. From 1973 to 1984 Mr. Kreisler managed pollution treatment systems for several companies in the metal finishing industries. Mr. Kreisler is the husband of Kathi Kreisler, Vice President, Secretary, Treasurer and a director of the Company. He is the father of Kevin Kreisler, Vice President and a director of the Company.

         Kathi Kreisler is a Co-founder of the Company and served as its President from 1984 through December 1994. She has been a Director since March 1984. In January 1995, Ms. Kreisler became Vice President, Secretary and Treasurer of the Company. From 1979 to 1984, Ms. Kreisler was a principal in Kreisler Bags (subsequently incorporated as Kreisler Bags and Filtration, Inc., which name was subsequently changed to KBF Pollution Management, Inc.). Ms. Kreisler is the wife of Lawrence Kreisler, President and Chairman of the Board of the Company. She is the mother of Kevin Kreisler, a Vice President and a director of the Company.

         Kevin Kreisler has been Vice President since January 1998 and director since July 1998. Mr. Kreisler has continuously worked for the Company in various part and full time capacities since 1990. He has also worked as a law clerk for several law firms and clinics during his tenure at law school (September 1995 to December 1997). Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). He is the son of

Lawrence Kreisler, President and Chairman of the Board of the Company, and Kathi Kreisler, a Vice President, Secretary, Treasurer and a director of the Company.

         Robert Misa became a Director of the Company in January 1991 and Vice President in 1994. Mr. Misa has been the owner of Caro-Bob Plumbing Supply, Inc. since 1974. Prior to that he owned and was engaged in various other plumbing supply businesses. Mr. Misa resigned from the Board in February 1998. He was succeeded by Kevin Kreisler.

         Frederick Eisenbud has been a director of the Company since January 1998. Since April 1998, Mr. Eisenbud has been the sole proprietor of the Law Office of Frederick Eisenbud in Hauppaugue, New York, which law office currently represents the Company in certain environmental matters. From 1990 until April 1998, Mr. Eisenbud was a partner of Cahn, Wishod & Lamb, L.L.P., a law firm specializing in environmental law and civil litigation, which firm represented the Company. In April 1998, Mr. Eisenbud resigned from that law firm. Cahn, Wishod & Lamb, L.L.P. no longer represents the Company. Since March 1998, Mr. Eisenbud has been President of Metal Recovery Marketing, L.L.P., a firm which seeks to market the Company's technology to environmental consultants (See "Certain Relationships and Related Transactions.") Mr. Eisenbud is a graduate of New York University and Hofstra Law School.

         Dr.  Stephen  Lewen  has  served as a  director  of the  Company  since
February 1998. Since 1982, Dr. Lewen has been a physician, and a member of Suffolk Opthamology Associates, P.C. in Bayshore, New York. Dr. Lewen is a graduate of Cornell University, Columbia University and Chicago Medical School.

         Joseph J. Casuccio, Jr., CPA has served as a Chief Financial Officer of the Company since July 1998, and as Vice-President and director since January 1998. Since 1985, Mr. Casuccio has been a partner at Werblin, Casuccio & Moses, a public accounting firm, which provides accounting services to the Company (See "Certain Relationships and Related Transactions"). Mr. Casuccio is a graduate of Suffolk County Community College and Long Island University.

         Anthony Leteri had served as a director of the Company for the 1998 term only, January through December. Mr. Leteri has been president of Friendly Carting/USA Recycling, a private sanitation and recycling company, since 1980. Mr. Leteri attended the City University of New York at Queensborough and the State University of New York at Stony Brook.

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

         At the December 23, 1997 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 1998: Lawrence M. Kreisler, Kathi Kreisler, Robert W. Misa, Jr., Joseph J. Casuccio, Jr., CPA and Anthony Leteri. In January 1998, the Board of Directors approved Frederick Eisenbud to the Board and in February 1998, the Board of Directors further approved Steven Lewen to the Board. In July 1998, the Board of Directors approved Kevin Kreisler to succeed Robert Misa for the remainder of his term. Mr. Misa resigned from the Board in February 1998.

                      IDENTIFICATION OF EXECUTIVE OFFICERS.

Name                         Age         Current Office Held
----                         ---         -------------------
Lawrence Kreisler            52        Chairman, President
Kathi Kreisler               48        Vice President, Secretary, Treasurer
Kevin Kreisler               26        Vice President
Joseph J. Casuccio Jr.       47        Vice President, Chief Financial Officer

         Both Kathi Kreisler and Lawrence Kreisler entered into employment agreements with the Company on November 7, 1997 (collectively, the "Employment Agreements"). Pursuant to the Employment Agreements, both Ms. Kreisler and Mr. Kreisler shall serve the Company in their individual capacities for a five year period; however, the Employment Agreements shall be extended automatically each day for an additional day so the remaining term of the Employment Agreements will continue to be five (5) years at all times. Upon written notice by either party, the "evergreen" provision of the Employment Agreements will cease, and the final five- (5) year period will commence on the date of such written notice. (See "Executive Compensation - Employment Arrangement"). As of December 31,1998, the Company has not entered into any employment agreements with Joseph
J. Casuccio, Jr., CPA or Kevin Kreisler. Agreements are presently being negotiated.

         Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer.

         For a description of the backgrounds of Ms. Kreisler, Mr. Lawrence Kreisler, Mr. Kevin Kreisler and Mr. Casuccio, see Identification of Directors.

         The information in the above tables is based in part upon information furnished by the respective persons listed above, and, in part, upon records of the Company.

ITEM 7.  EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal year ended December 31, 1998 to or on behalf of the Company's President and the one other named executive officer of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:


                                      SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                            ANNUAL COMPENSATION                   COMPENSATION
                                  ------------------------------------------     --------------
NAME AND PRINCIPAL                                              OTHER ANNUAL         AWARDS,         ALL OTHER
POSITION                YEAR      SALARY ($)       BONUS ($)    COMPENSATION     OPTIONS/SARS(#)    COMPENSATION
--------                ----      ----------       ---------    ------------     ---------------    ------------
Kathi A. Kreisler       1998      $65,267            -                -            7,500,000             -
Vice President          1997       $3,500            -            See Below          500,000
                        1996       $8,325                         See Below                              -

Lawrence Kreisler,      1998     $167,791            -                -            5,400,000             -
President               1997     $152,503            -            See Below            -                 -
                        1996     $195,474                         See Below            -

James Aiello,           1997         -               -             $20,000             -                 -
Acting CEO              1996         -               -             $24,000             -                 -

Kevin Kreisler          1998      $30,000            -            See Below            -                 -
Vice President


         There were new stock options granted to the named executive officers. In January 1998, Kathi Kreisler was issued 7,500,000 options for past services rendered and unpaid salary (See "Employment Arrangements") totaling $600,000, which value is determined to be $0.08 per option. Lawrence Kreisler was issued 400,000 options for past services rendered and unpaid salary totaling $32,000, which value is determined to be $0.08 per option. It should be noted that utilizing the Black-Scholes model, these options would be valued at $0.0467 per share, however the Company decided to utilize a more conservative valuation to prevent any appearance of impropriety. Certain stock options granted to the executive officers were revised and reallocated. (See "Stock Options" for further information.)

         The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                          VALUE
                                         REALIZED
                                          MARKET                                      VALUE OF UNEXERCISED
                                          PRICE AT       NUMBER OF SECURITIES      IN-THE-MONEY OPTIONS AT
                                          FY END       UNDERLYING UNEXERCISED       FY-END MARKET PRICE OF
                                         EXERCISE     OPTIONS AT FISCAL YEAR-END      SHARES AT FY-END ($)
                           SHARES          LESS                 (#)                  LESS EXERCISE PRICE
                          ACQUIRED ON     EXERCISE   ---------------------------     -------------------------
NAME                      EXERCISE (#)    PRICE      EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCIS-ABLE
----                      ------------    -----      -----------    -------------   -----------  --------------
Kathi Kreisler                0             -         10,759,270                     $321,615        N/A
Lawrence Kreisler             0             -         9,474,278                      $403,115        N/A
Kevin E. Kreisler             0             -         1,250,000                      $125,000        N/A
Joseph Casuccio                                        728,550                        $70,699        N/A


         In 1997 the Company issued 1,500,000 incentive options to certain employees exercisable at $0.10 per share for a period of the (10) years from the date of grant. On January 2, 1998, the Company issued Kathi Kreisler 7,500,000 million incentive options for past services rendered. These options are exercisable at $0.40 per share for a period of ten (10) years from the date of grant. (See "Employment Arrangements"). On January 2, 1998, the Company issued Lawrence Kreisler 400,000 incentive options for past services rendered. These options are exercisable at $0.40 per share for a period of ten (10) years from the date of grant. (See "Employment Arrangements"). No stock appreciation rights were exercised during such fiscal year.

EMPLOYMENT ARRANGEMENTS

         The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will continue to be five years at all times. Either party may by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to receive an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan.

         Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.

         The Company entered into an employment agreement with Kathi Kreisler, as Vice President and Secretary Treasurer, on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will continue to be five years at all times. Either party may by written notice fix the term of this Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler is entitled to receive an annual bonus equal to 4% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan.

         Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors.

         Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325.00, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401k payments. In January 1998, the Company issued Ms. Kreisler 7,500,000 stock options, each convertible to one share of common stock at $0.40 per share for a period of ten (10) years from the date of issuance for past services rendered.

         In January 1998, the Company issued 400,000 stock options to Lawrence Kreisler for past services rendered as a result of voluntarily reducing his salary. Each of these stock options is convertible into one share of common stock at $0.40 per share, for a period of ten (10) years from the date of issuance.

STOCK OPTIONS.

         In October 1992, the Company issued stock options to purchase an aggregate of 690,000 shares of the Company's Common Stock at $0.125 per share to the following individuals. The options are exercisable at any time, during the period December 31, 1992 through December 31, 1997. In December 1997, the Board of Directors voted to extend the exercisable time for another five years to December 31, 2002.

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

         At the Annual Shareholders Meeting held on November 4, 1996, 15 million options previously granted to Lawrence M. Kreisler and Kathi A. Kreisler were revised and reallocated in accordance with the following table and are immediately exercisable at $.10 per share for a period of 10 years, ending November 4, 2006.

                 Name                           Number of Shares
                 ----                           ----------------
             Larry Kreisler                        4,091,778
             Robert Misa                           1,259,870
             Arthur Holland                          526,886
             Kathi Kreisler                        4,091,778
             Joe Casuccio                            642,300
             David Halperin                        1,210,209
             Stephen Lewen                         1,002,258
             Stephen Jerome                        1,573,076
             Richard Moses                           601,845

         In 1997, the Company issued 1,500,000 options to certain employees, as an incentive to move to New Jersey along with the Company corporate relocation, to purchase shares of Common Stock for $0.10 per share over a 10-year period. Kathi Kreisler and Kevin Kreisler, affiliates of the Company, received 500,000 and 200,00 of such options respectively.

         In 1998, the Company issued, for unpaid prior years salaries, Kathi Kreisler and Lawrence Kreisler were issued 7,500,000 and 400,000 options respectively. The options are exercisable for a period of ten years, exercisable at $0.40 per share, equal to the market value at grant date. Mr. Lawrence Kreisler was issued 5,000,000 options for new patent technology, (See Patents and Proprietary Information). The options are exercisable for a period of ten years, exercisable at $0.20 per share, equal to the market value at grant date.

         Unrelated third parties were issued 2,775,000 options for the arranging of the debt financing for the AMR expansion project. The options are exercisable for a period of five years and execrable at $0.15-$0.21 per share, equal to the market value at grant date.

         To unrelated third parties in payment of services rendered in connection to various consulting services, 325,000 options were issued that are exercisable for a period of five years at $0.20 per share, equal to the grant date. In addition, to unrelated third parties in payment of services rendered in connection to various consulting services, 1,300,000 options were issued that are exercisable for a period of ten years at $0.10 per share, equal to the grant date.

         To unrelated third parties in payment of services rendered in connection with facility construction, 812,000 options were issued that are exercisable for a period of ten years at $0.10 - 0.21 per share, with a market value of a lesser amount at grant date.

         In connection with previously reported capital raises, 2,695,000 options were issued for an exercisable period of five years and exercisable at $0.15-$0.25 per share with a market value of $0.25-$0.32 at grant date. These options include the renegotiated M.H. Meyerson options.

         The Company issued to Kevin Kreisler, for prior years salaries and various projects, 1,050,000 options. The options are exercisable for ten years at $0.10 per share, equal to market value at grant date.

         The Company issued to Scott Kreisler, for prior years salaries, 850,000 options. The options are exercisable for ten years at $0.10 per share, equal to market value at grant date.

         Directors, who are not employees of the Company, are to receive stock options pursuant to the Company's Director Plan adopted in January 1998. The Director's Plan provides for automatic grants of options to the Company's eligible non-employee directors upon their election to the Board of Directors of the Company. For the fiscal year ending December 31, 1998, 100,000 options at an exercise price of 80% of the price of the stock as selling on January 1, 1998, will be granted to each Director who has served as a director for the entire year under the Directors Plan. The options have not yet been issued. The options are exercisable for a period of 10 years, none of which have been exercised.

         In  June  1996,   the  Company  issued  83,871  common  stock  options,
exercisable at $0.155 per share to Stephen Feldman, Esq. for services rendered. The options shall expire in January 2001.

         The Company entered into an agreement with M.H. Meyerson & Company ("Meyerson") dated June 8, 1995, whereby Meyerson would provide planning, structuring, strategic and other investment banking services to the Company. This agreement was terminated on August 27, 1998 for reasons impacting on various issues of non-performance and conflicts of interest.

         Under the agreement, Meyerson was to be granted warrants to purchase a total of 1,500,000 shares of common stock with an exercise price of $0.15 per share. The warrants and the underlying shares would be exercisable anytime between June 1997 and June 2000. In March 1998, the Company agreed to issue additional warrants to purchase a total of 2,500,000 shares of common stock with an exercise price of $0.25 per share in exchange for investment banking services. The warrants and underlying shares will expire by March 2003. To date no warrants have been exercised.

         On September 8, 1998, both Meyerson agreements were replaced with a new warrant agreement to purchase total of 1,500,000 shares at $0.15 and 250,000 shares of restricted stock. The warrants and the underlying shares would be exercisable at anytime between September 8, 1998 and August 30, 2003. And are callable by the Company on November 8, 1999 @ $0.01 per option.

         Lawrence M. Kreisler and Kathi A. Kreisler received options in 1998 pursuant to employment arrangements as disclosed above.

STOCK OPTION PLAN

         In January 1987, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") covering 50,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers, of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. Under the ISO Plan, options may be granted at not less than 80% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options may not be granted more than ten years from the date of adoption of the ISO Plan. Options granted under the ISO Plan must be exercised within then (10) years from the date of grant. The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability and within one year after termination of employment due to death or disability. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. The ISO expired in November of 1992.

         In November of 1994 the Company revised and renewed the Incentive Stock Option Plan to cover Employees, Officers and Directors. The revised plan covers the same 50,000,000 shares of the Company's Common Stock as the expired plan, pursuant to which employees, including Officers and Directors of the company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. Under the plan, options may be issued as an incentive for services rendered. Optionees shall not be restricted as to assignment or transferability. The Board of Directors has the authority to set the price of the option at the time of the grant. Options may be exercised for a period of 10 years from the date of grant and will expire if not exercised during this period of time.

         On December 16, 1998, the Company filed a registration statement on Form S-8 for the Company's revised Stock Option Plan (the "1998 SOP"). The revised plan covers 50,000,000 shares of the Company's common stock, pursuant to which employees, including officers and directors of the Company, are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. The plan also makes grants of non-qualified options eligible to consultants of the Company. Pursuant to the 1998 SOP, Optionees shall not be restricted as to assignment or transferability. The Board of Directors has the authority to set the price of the option at the time of the grant. Options may be exercised for a period of 10 years from the date of grant and will expire if not exercised during this period of time. The 1998 SOP amends and supercedes the prior ISO Plan. The 1998 SOP will be submitted for ratification by the shareholders of the Company at the Company's next subsequent annual shareholder's meeting.

ITEM 8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1996, a new company was formed to handle the transportation needs of KBF Pollution Management, Inc. The new company, Metal Recovery
Transportation  Corp.  is owned  solely  by  Lawrence  Kreisler.  (See  "Certain
Relationships and Related Transactions.") Metal Recovery Transportation Corporation was formed without any financial assistance from KBF. Metal Recovery Transportation has permits in New York, New Jersey, Connecticut, Rhode Island, Massachusetts and New Hampshire.

         In November 1997, the Company executed a License Agreement with Lawrence Kreisler, President of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's Patent Rights that are defined as "The Selective Separation Technology" for the purpose of resource recovery of industrial metal bearing waste." (See "Description of Business - Patents and Proprietary Information"). The license applies to any improvements or related inventions. The Company may assign or sub-license the License with prior written consent which shall not be unreasonably withheld. Mr. Kreisler shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term after which time changes to 5-year evergreen term. In accordance with Schedule B of the relevant License Agreement, the condition upon which royalty payments begin to accrue has not yet been satisfied by the Company. Accordingly, no royalty payments have been made or accrued. The Company anticipates the relevant condition to be satisfied by the Company in the second quarter 1999.

         Joseph J. Casuccio, Jr., CPA, Chief Financial Officer, Vice President and a director of the Company, is a partner of the accounting firm, Werblin, Casuccio & Moses, which firm is the internal accountant for the Company. (See "Management.")

         Since March 1998, Frederick Eisenbud, a director of the Company, has been President of Metal Recovery Marketing, L.L.P., a firm which seeks to market the Company's technology to environmental consultants. The Company has entered into an agreement with Metal Recovery Marketing, L.L.P., pursuant to which Metal Recovery Marketing, L.L.P. will seek to market the Company's technology. Additionally, from April 1990 to April 1998, Mr. Eisenbud was a partner at the law firm of Cahn, Wishod & Lamb, L.L.P., which firm represented the Company. In April 1998, Mr. Eisenbud resigned from that law firm. Cahn, Wishod & Lamb, L.L.P. no longer represents the Company. The Law Firm of Frederick Eisenbud, of which Mr. Eisenbud is sole proprietor, currently represents the Company on certain environmental matters. (See "Management.")

ITEM 9.  DESCRIPTION OF SECURITIES

         QUALIFICATION: The following statements constitute brief summaries of the Company's Certificate of Incorporation and Bylaws, as amended. Such summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the Certificate of Incorporation and Bylaws.

         COMMON STOCK: The Company' articles of incorporation authorize it to issue up to 500,000,000 shares of Common Stock, $.00001 par value per share. All outstanding shares of Common Stock are legally issued, fully-paid and non-assessable.

         LIQUIDATION RIGHTS: Upon liquidation or dissolution, each outstanding share of Common Stock will be entitled to share equally in the assets of the Company legally available for distribution to shareholders after the payment of all debts and other liabilities.

         DIVIDEND RIGHTS: There are no limitations or restrictions upon the rights of the Board of Directors to declare dividends out of any funds legally available therefor. The Company has not paid dividends to date and it is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors initially may follow a policy of retaining earnings, if any, to finance the future growth of the Company. Accordingly, future dividends, if any, will depend upon, among other considerations, the Company's need for working capital and its financial conditions at the time.

         VOTING RIGHTS: Shares of Common Stock are not redeemable, have no conversion rights and carry no preemptive or other rights to subscribe to or purchase additional shares of Common Stock in the event of a subsequent offering.

         TRANSFER AGENT: The Company's transfer agent is American Stock Transfer & Trust.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Electronic Bulletin Board.

         The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC.

                                            High               Low
                                            ----               ---
         1995
              FIRST QUARTER                 0.09               0.05
              SECOND QUARTER                0.17               0.06
              THIRD QUARTER                 0.4375             0.14
              FOURTH QUARTER                0.34375            0.18
         1996

              FIRST QUARTER                 0.23               0.1875
              Second Quarter                0.25               0.20
              THIRD QUARTER                 0.375              0.23
              Fourth Quarter                0.375              0.19
         1997

              FIRST QUARTER                 0.25               0.09
              SECOND QUARTER                0.17               0.08
              THIRD QUARTER                 0.25               0.13
              FOURTH QUARTER                0.40               0.16
         1998
              FIRST QUARTER                 0.74               0.29
              SECOND QUARTER                0.49               0.32
              THIRD QUARTER                 0.39               0.20
              FOURTH QUARTER                0.23               0.15




                                             Approximate number of holders
      Titles of Class                        of record as of March 26, 1999
      ---------------                        ------------------------------
COMMON STOCK, .00001 PAR VALUE                        2,260


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


ITEM 2.  LEGAL PROCEEDINGS

          The Company has filed suit against Solucorp Industries, Ltd. for the Company's contract and fraud damages arising out of its now-terminated License Agreement with Solucorp. The Company is represented by the national law firm of Greenberg Traurig and the New York-New Jersey law firm of Sonageri & Fallon, LLC in this matter.

         In November 1998, Solucorp filed a motion to dismiss the Company's complaint for grounds based on the inconvenience of Solucorp. Solucorp's motion to dismiss was denied in December 1998.

         In January 1999, Solucorp filed an answer, counterclaim and third-party complaint which denied all claims asserted by the Company and alleged counterclaims against the Company seeking damages in excess of $350,000,000 in compensatory damages and $500,000,000 in punitive damages. The third-party complaint personally named two of the Company's directors and executive officers, Lawrence M. Kreisler and Kevin E. Kreisler, and asserted further claims against other third parties with whom the Company has no agreement.

         In February 1999, the Company filed its answer to Solucorp's counterclaim and third-party complaint. At this time, the Company further filed a motion to dismiss Solucorp's counterclaims and third-party complaint on the basis that Solucorp's responsive pleading violated New Jersey court rules which prohibit the assertion of specific monetary amounts of unliquidated money damages and the practice of reciting enormous sums of money for damages. The Company's motion in this regard was granted and Solucorp's counterclaims and third-party complaint were dismissed without prejudice.

         Simultaneously with the grant of the Company's motion to dismiss, the court hearing the matter entered a mediation order. An initial, non-binding mediation session has been scheduled for April 1999.

GENERAL COMMENTS WITH REFERENCE TO SOLUCORP:

         Solucorp holds itself out to be an environmental service organization devoted to the development and marketing of innovative environmental technologies. The Company was introduced to Solucorp and its consultant, Joseph Kemprowski, by the Company's former investment banker, M.H. Meyerson & Co., Inc. last December. The Company had no affiliation with Solucorp, or any of its affiliates, preceding this introduction. This agreement remains the only affiliation the Company had with Solucorp. At this time, Solucorp and Kemprowski claimed to have executed contracts with the Chinese government for the remediation of contaminated sites in mainland China from which revenues would be made. Furthermore, Solucorp and Kemprowski made it clear that they had an extensive, global sales and marketing infrastructure. Management performed due diligence on the basis of publicly available information, Solucorp's filings and press releases, Meyerson's analyst's reports on Solucorp, and numerous meetings with Solucorp executives, which included significant technical discussions covering a number of sites. In addition, there were discussions with Solucorp's Chinese marketing affiliates. There were other limited documents that Solucorp and Kemprowski disclosed. KBF was precluded from reviewing the executed Chinese contracts due to what Solucorp and Kemprowski represented to be as confidentiality agreements. Principals of M.H. Meyerson & Co., Inc., however, represented that they reviewed the pertinent agreements and advised the Company that the agreements had in fact been executed (Meyerson was the Company's investment banker at the time).

         After several months of negotiation, and with the recommendation of Meyerson, the Company and Solucorp entered into an exclusive worldwide license for the marketing and sale of the Company's patented SST process. The agreement called for a license fee of $500,000 due upon execution on March 20, 1998. The license fee was to be paid for with the issuance of 190,550 shares of free-trading, unrestricted Solucorp stock due upon execution. Solucorp represented that it had the ability to issue free-trading shares prior to execution and the License Agreement contained representations and warranties to that effect. Instead, in the end of May 1998, the Company received 190,550 shares of restricted, unregistered stock - after having been given assurances that Solucorp and Kemprowski would register, repurchase and assist with the liquidation of the license fee stock at a rate of at least $100,000 per month. The shares were issued after the U.S. Securities and Exchange Commission had suspended Solucorp's stock. Despite countless requests and demands, Solucorp and Kemprowski never attempted to register the license fee stock, and they repurchased less than $50,000 worth of shares between March and September 1998.

         Solucorp's breach of these, and many other terms of the license agreement was at considerable cost to the Company. In good faith reliance on the agreement, the Company expended several hundred thousand dollars in supporting Solucorp's sales efforts. According to the agreement, the Company was never supposed to expend any of its capital derived from sources other than the two fees in providing Solucorp with support.

         Further, Management discovered that much of what had been represented to the Company by Solucorp and Kemprowski with reference to Solucorp's executed agreements in China, the extent of its sales and marketing capabilities and its ability to register, repurchase and liquidate the shares was not true.

         In August 1998, in a final attempt to turn the Solucorp relationship into a profitable venture, Management negotiated a modification that accounted accurately for Solucorp's ability to pay the fees and to market SST. The modification would have stripped Solucorp of the license to the technology and required the payment of additional compensation to remedy the damages the Company had suffered by that time. A letter of intent was executed and the modification was drafted but negotiations broke down in the following weeks. On September 23, 1998, the Company formally noticed Solucorp of Termination and the Company filed suit against Solucorp and Kemprowski for breach of contract and fraud damages.

         The Company will pursue its interests against Solucorp and Kemprowski and is seeking damages commensurate with the Company's good faith expenditures, contract damages (which include the license fee and the first year's worth of accrued minimum royalty) and fraud damages.

         In March 1999,  Solucorp filed a current report on Form 8-K pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, which allegedly sets forth the current status of the aforementioned, purportedly executed Chinese remediation contracts. The filing confirms that no such contracts were ever executed.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         NONE.

ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES.

         Commencing November 1997, the Company offered up to 12,500,000 shares of common stock at $0.08 per share. This offering was made pursuant to an exemption from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. The offering was approved and/or exempted by the required states and the appropriate Form D was filed with the Securities and Exchange Commission.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.

         INDEMNIFICATION: The Company shall indemnify to the fullest extend permitted by, and in the manner permissible under the laws of the State of New York, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officers of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

         Insofar as indemnification for liabilities arising under the Act may be permitted to director, officers and controlling person of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefor, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by its is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

         INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION, AND IS THEREFOR UNENFORCEABLE.

PART F/S

         The following financial statements required by Item 310 of Regulation S-B are furnished below:

Independent Auditor's Report;

Balance Sheet as of; December 31, 1998 (audited) and December 31, 1997 (audited)

Statements of Income for the  periods;  January  1, 1997 to  December  31,  1997
     (audited); and January 1, 1998 to December 31, 1998 (audited);

Statements of Cash Flows for the  periods;  January 1, 1997 to December 31, 1997
     (audited); and January 1, 1998 to December 31, 1998 (audited);

Statement of Changes in Stockholders  Equity for the period;  January 1, 1997 to
     December 31, 1998 (audited);

Notes to Financial Statements.


Financial data schedule-December 31, 1998 - exhibit 27

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following financial statements are included in Part II, Item 8 and are attached hereto:
                   i)       Balance Sheets
                            a)   December 31, 1998
                            b)   December 31, 1997

                   ii)      Statements of Income Years Ended
                            a)   December 31, 1998
                            b)   December 31, 1997

                   iii)     Statements   of   Stockholders'   Equity  a)
                            January 1, 1997 to December 31, 1998.

                   iv)      Statements of Cash Flow Years Ended
                            a)  December 31, 1998
                            b)  December 31, 1997

                   v)       Notes to Financial Statements

     (b) Reports on Form 8-K.
                   i)       None.

     (c) Exhibits.

Exhibit
Number                                                   Description
------                                                   -----------

10.1*   -   Lease/purchase agreement between the Company and Wasco Funding Co.
            dated March 24, 1993.

10.2*   -   Employment  Agreement  between the Company and  Lawrence  Kreisler dated October 15, 1992.

10.3*   -   Employment  Agreement between the Company and Kathi Kreisler dated
            October 15, 1992

10.4**  -   Amended  Lease/purchase  agreement  between  the Company and Wasco
            Funding Co. dated March 25,1994.

10.5***** - Stipulation,  dated June 26,  1997,  between the Company and John
            Spollen, Receiver f/b/o Apple Bank for Savings

10.6*** -   1998 Stock Option Plan

10.7**** -  License  Agreement  as and between  Lawrence M.  Kreisler  and the
            Company

27        - Financial Data Schedule
-----------
* Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).

** Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 33-20954).

*** Incorporated by reference to the exhibit of the same title in the Registration Statement on Form S-8 (File No. 333-69011).

**** Incorporated by reference to the exhibit of the same title in the Registration Statement on Form 10-SB, as amended filed December 24, 1998 (File No. 000-24841).

***** Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 033-20954).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                                 KBF POLLUTION MANAGEMENT, INC.

By (Signature and Title                     LAWRENCE KREISLER
                                            ------------------------------
                                            LAWRENCE KREISLER,          PRESIDENT
Date:             March 30, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title                     LAWRENCE KREISLER
                                            ------------------------------
                                            LAWRENCE KREISLER,          CHAIRMAN OF THE BOARD,
                                                                        CHIEF EXECUTIVE OFFICER,
                                                                        PRESIDENT, DIRECTOR

Date:             March 30, 1999



By (Signature and Title                     JOSEPH J. CASUCCIO, JR.
                                            ------------------------------
                                            JOSEPH J. CASUCCIO, JR.,    CHIEF FINANCIAL OFFICER
                                                                        VICE PRESIDENT, DIRECTOR
                                                                        (ALSO CHIEF ACCOUNTING OFFICER)

Date              March 30, 1999



By (Signature and Title                     KATHI KREISLER
                                            ------------------------------
                                            KATHI KREISLER,             CHIEF ADMINISTRATIVE OFFICER
                                                                        VICE PRESIDENT,
                                                                        SECRETARY, TREASURER, DIRECTOR

Date              March 30, 1999



By (Signature and Title                     KEVIN KREISLER
                                            ------------------------------
                                            KEVIN KREISLER,             VICE PRESIDENT,
                                                                        DIRECTOR

Date              March 30, 1999


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT........................................23

BALANCE SHEET...................................................... 24-25

STATEMENT OF INCOME.................................................26

STATEMENT OF STOCKHOLDERS' EQUITY...................................27

STATEMENT OF CASH FLOWS.............................................28-29

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES


 Irving Handel P.C.                                          Tel: 516-295-9290
 CERTIFIED PUBLIC ACCOUNTANTS                                 Fax 516-295-9298

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders of KBF Pollution Management, Inc.

         We have audited the accompanying balance sheet of KBF Pollution Management, Inc. as of December 31, 1998 and 1997, and the related statement of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Irving Handel & Co.
Irving Handel & Co.

March 24, 1999
Woodmere, NY 11598

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  BALANCE SHEET

                                     ASSETS

                                                                         12/31/98             12/31/97
                                                                      ---------------     -----------------
CURRENT ASSETS:
      Cash                                                                 $ 300,213          $ 224,643
      Cash - Restricted                                                       27,500             27,500
      Marketable Securities                                                   86,591                  0
      Accounts Receivable (Net of allowance                                  421,411            290,613
          for doubtful accounts of  $31,183 and $26,782)
       Inventories                                                            12,707             11,670
       Prepaid Expendable Supplies                                            13,821             14,246
       Other Prepaid Expenses                                                 58,924            193,780
                                                                      ---------------     --------------
           Total Current Assets                                              921,167            762,452

FIXED ASSETS:
      Property, Equipment & Improvements
          (Net of Accumulated Depreciation &
          Amortization of $1,371,641 and  $1,670,954)                      1,923,229            832,851
      Leased Property under Capital Lease Obligations
          (Net of  Accumulated Depreciation &
          Amortization of $287,226 and  $378,869)                             88,527            108,030
       Non-Expendable Stock, Parts & Drums                                   137,768            139,368
                                                                      ---------------     --------------
            Total Fixed Assets, Net                                        2,149,524          1,080,249

OTHER ASSETS:
      Security Deposits                                                        2,844              7,662
      Other Receivable                                                       350,820                  0
      License/Patent (Net of Accumulated Amortization
          of $1,000  and  $11,164)                                            13,922              9,165
      Capitalized Permit Costs                                                47,279             89,179
                                                                      ---------------     --------------
            Total Other Assets                                               414,865            106,006
                                                                      ---------------     --------------
                           TOTAL ASSETS                                  $ 3,485,556        $ 1,948,707
                                                                      ===============     ==============

                 See accompanying notes and accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                           12/31/98         12/31/97
                                                                        --------------   ------------
CURRENT LIABILITIES:
      Accounts Payable - Trade                                              $ 383,367     $  454,657
      Accrued Expenses                                                        191,509         52,354
      Taxes Withheld & Accrued                                                  5,801         11,873
      Deposit Payable                                                          40,000              0
      Current Portion of Long-Term Debt                                             0         60,000
      Current Portion of Capital Lease Obligations                             67,768         51,832
                                                                        --------------   ------------
           Total Current Liabilities                                          688,445        630,716

LONG-TERM LIABILITIES:
      Capital Lease Obligations (Net of Current Portion)                      160,085        189,977
                                                                        --------------   ------------
           Total Long-Term Liabilities                                        160,085        189,977


STOCKHOLDERS' EQUITY:
      Com. Stock par Value .00001 per Share
          Authorized - 500,000,000 Shares Issued
          And Outstanding
             December 31, 1998 - 64,034,660                                       640
             December 31, 1997 - 49,112,690                                                      491

      Capital in Excess of Par Value                                        6,367,040      4,871,362
      Unrealized Loss on Available-for-Sale-Securities                       (373,430)             0
      Retained Earnings (Deficit)                                          (3,357,224)     (3,743,839)
                                                                        --------------   ------------
           Total Stockholders' Equity                                       2,637,026      1,128,014
                                                                        --------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,485,556    $ 1,948,707
                                                                        ==============   ============


                 See accompanying notes and accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               STATEMENT OF INCOME

                                                                            YEAR ENDED               YEAR ENDED
                                                                             12/31/98                 12/31/97
                                                                             --------                 --------
REVENUES:                                                                 $  3,078,567       $  1,926,895
--------
      Less:
           Cost of Operations                                                1,438,639          1,277,974
                                                                         --------------     -------------
      Gross Profit                                                           1,639,928            648,921
      Less:
           General and Administrative Expenses
           Advertising                                                       1,221,375            806,027
           Maintenance and Repairs                                               4,218              7,519
                                                                                27,134             42,246
                                                                         --------------     -------------
      Operating Income (Loss)                                                  387,201           (206,871)

OTHER INCOME (EXPENSES):
      Interest Income                                                           31,035              1,236
      Interest Expense                                                         (25,740)             (1,656)
                                                                         --------------     -------------
      Income (Loss) before Provision for Income Tax                            392,496            (207,291)
      Less:  Income Tax Provision                                                5,887                 344
                                                                         --------------     -------------
      NET INCOME (LOSS)                                                    $   386,609          $ (207,635)
                                                                         ==============     =============
OTHER COMPREHENSIVE INCOME (LOSS)                                             (373,430)                  0
                                                                         ==============     =============
COMPREHENSIVE INCOME (LOSS)                                                 $   13,179         $ (207,635)
                                                                         ==============     =============
EARNINGS PER COMMON SHARE:
Basic                                                                       $      .01         $     (.01)
                                                                         ==============     =============
Diluted                                                                     $      .01         $     (.01)
                                                                         ==============      =============

                See accompanying notes and accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      JANUARY 1, 1997 TO DECEMBER 31, 1998


                                         COMMON STOCK         UNREALIZED LOSS ON     CAPITAL IN       RETAINED
                                      (PAR VALUE $.0001)      AVAILABLE-FOR-SALE-      EXCESS         EARNINGS
                                       SHARES      AMOUNT         SECURITIES           OF PAR         (DEFICIT)           TOTAL
                                      ---------------------- --------------- ------------------ ------------------ -------------
BALANCE, January 1, 1997                43,405,546     $434      $       0         $ 4,344,671      $ (3,536,203)    $  808,902
Common Stock issued                      5,707,144       57              0             586,291                          586,348
Rounding                                                                                                      (1)            (1)
Underwriting Costs                                                                     (59,600)                         (59,600)
NET LOSS for the Year Ended
   December 31, 1997                                                                                    (207,635)      (207,635)
                                      ------------- -------- --------------- ------------------ ------------------ -------------
BALANCE, December 31, 1997              49,112,690      491              0           4,871,362        (3,743,839)     1,128,014
Common Stock issued                     14,921,970      149              0           1,415,356                 0      1,415,505
Options Granted                                                                        238,222                          238,222
Underwriting Costs                               0        0              0            (157,900)                0       (157,900)
Rounding                                                                                                       6              6
Unrealized Loss on Available-
   for-Sale-Securities                                                                (373,430)                0       (373,430)
NET INCOME for the Year Ended
    December  31, 1998                                                                                   386,609        386,609
                                      ------------- -------- --------------- ------------------ ------------------ -------------
BALANCE, December 31, 1998              64,034,660     $640     $ (373,430)        $ 6,367,040      $ (3,357,224)   $ 2,637,026
                                        ==========     ====     ===========        ===========      =============   ===========


                 See accompanying notes an accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                             STATEMENT OF CASH FLOWS


                                                                         YEAR ENDED         YEAR ENDED
                                                                          12/31/98           12/31/97
                                                                      -----------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash received from Customers                                         $ 2,092,548      $ 1,954,700
      Cash Paid to Suppliers and Employees                                  (1,662,180)       (2,078,014)
      Interest and Dividends Received                                           31,035            1,236
      Interest Paid                                                            (25,955)          (34,601)
      Income Taxes Paid                                                         (4,068)             (604)
                                                                      -----------------    -------------
      Net Cash Provided (Used) by Operating Activities                         431,380          (157,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in Patent                                                      (3,201)               0
      Cash Purchases of Equipment                                           (1,241,738)           (9,390)
                                                                      -----------------    -------------
      Net Cash Provided (Used) in Investing Activities                      (1,244,759)           (9,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Sale of Stock and Warrants                               1,028,305          518,228
      Underwriting Costs                                                       (75,400)          (59,600)
      Repayment of Long-Term Debt and Capital Lease
          Obligations                                                          (63,956)          (86,486)
                                                                      -----------------    -------------
      Net Cash Provided (Used) by Financing Activities                         888,949          372,142
                                                                      -----------------    -------------
NET INCREASE (DECREASE) IN CASH                                                 75,570          205,469

CASH at Beginning of Year                                                      224,643           19,174
                                                                      =================    =============
CASH at End of Year                                                         $  300,213       $  224,643
                                                                      =================    =============

                See accompanying notes and accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                            STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED           YEAR ENDED
                                                                      12/31/98             12/31/97
                                                                      --------             --------
RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                     $  386,609          $ (207,635)
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
           Depreciation                                                  360,392             237,368
           Amortization                                                      164               1,196
           Accounts Payable Paid in Stock                                      0              22,830
           Expenses Paid in Stock/Options                                 59,923              45,290
           Bad Debts                                                       4,401              (2,781)
           Write-Off of Permit Costs                                           0               6,401

      (Increase) Decrease in:
           Trade Accounts Receivable                                    (135,199)             27,805
           Other Receivables                                            (810,841)             20,340
           Inventories                                                      (612)              6,109
           Prepaid Expenses & Deposits                                   186,744            (171,537)

      Increase (Decrease) in:
           Accounts Payable                                              206,710             (36,499)
           Withholding Taxes Payable                                      (6,072)             (1,254)
           Deposit Payable                                                40,000                   0
           Accrued Expenses                                              139,161            (104,916)
                                                                       $ 431,380         $  (157,283)
                                                                       =========         ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the payment of
accounts payable and accrued expenses.                                $  244,700          $   22,830
                                                                      ==========          ==========
Common Stock issued for the payment of notes payable.                  $  60,000          $        0
                                                                       =========            ========
Common Stock received for the payment of other receivables.
                                                                      $  500,000          $        0
                                                                      ==========            ========
Common Stock and Options issued for the payment of

Underwriting costs, equipment and expenses.                           $  320,722          $  463,220
                                                                      ==========          ==========
Revaluation of Common Stock received.                                $ (373,430)            $      0
                                                                     ===========            ========

                 See accompanying notes and accountant's report.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1 - BUSINESS DESCRIPTION

KBF Pollution Management, Inc. (the Parent) ("KBF") was incorporated in the State of New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of .00001 Par Value Common stock. On May 6, 1997, Gryphon Industries, Inc., American Metals Recovery Corp., and AMR, Inc. (the Subsidiaries) were formed pursuant to the laws of the State of Nevada. In the third quarter of 1998, the Company formed KBF-LI, Inc.

The Company, through American Metal Recovery Corp., a wholly owned subsidiary, is actively engaged in the environmental services business as a waste water metal recovery facility specializing in the resource recovery of hazardous and non-hazardous metal bearing wastes for the sole purpose of recycling the product produced back into commerce. It operates an in-house industrial laboratory to support the recycling process and performance of research and development. The Company also provides waste handling equipment and compliance support service to their customers. The Company operates predominately in the Northeast region.

AMR, Inc. (AMR) became active in 1998 when KBF incurred capitalized costs to initiate debt financing for it, which were exchanged for stock, thereby making it a wholly owned subsidiary of KBF. The financing (see Note 21 - Subsequent Events) will be for AMR's purchase of equipment, which will be utilized in an expansion project set to begin operations in 1999.

KBF-LI, Inc.(KBF-LI), exchanged stock with KBF for the remaining assets at the Long Island, New York facility, thereby making it a wholly owned subsidiary of KBF. Operations on Long Island have now ceased, however KBF-LI is party to a letter of intent to sell the operation.

Gryphon Industries, Inc. is inactive and available for future use.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Environmental Services

Recovery service revenues are recognized and invoiced as such services are completed.

License Agreements

License agreements transfer rights, for a specified period of time, for the use of the Company's patent and related processes, similar to franchise agreements. Accordingly, the Company recognizes income from license agreements as required by FAS 45 (Accounting for Franchise Fee Revenue). Under FAS 45, the initial fee is recognized upon the consummation of the transaction, when substantially all material services or conditions have been met.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are valued at the lower of average cost or market, using the FIFO method.

DEPRECIATION AND AMORTIZATION

Property and equipment are depreciated for financial reporting and tax purposes using the straight line method over the estimated useful lives of the assets. Leasehold improvements are removable and are amortized over their useful lives. Useful lives are estimated between 5 and 10 years. The license is being amortized over 10 years.

USE OF ESTIMATES

Management   uses  estimates  and   assumptions  in  preparing  these  financial
statements in accordance with generally accepted accounting principles.

These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

RECENT PRONOUNCEMENTS

The Company has complied with all recent pronouncements, which have effective dates preceding the dates relating to these financial statements.

All pronouncements with effective dates subsequent to the dates relating to these financial statements, had they been in effect, would have had no impact on these financial statements.

EARNINGS PER SHARE

In accordance with SFAS No. 128, the Company computes basic and fully diluted earnings (loss) per share on a daily weighted average basis, as described in
Note 17.

PRIOR PERIOD STATEMENTS

The 1996 and 1997 financial statements may have been reclassified to conform with current year's classifications.

NOTE 3  - MARKETABLE SECURITIES

In conjunction with the license agreement discussed in Notes 7 & 9, and further to an unenforceable modification to the license agreement, the Company received 190,550 shares of restricted (under Section 144) common shares of Solucorp Industries, Ltd. as payment against the $500,000 for the initial license fee due to the Company, pursuant to the terms of its (now terminated) license agreement with Solucorp. The issuance of the restricted shares

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 3  - MARKETABLE SECURITIES (CONTINUED)

did not constitute satisfaction of the license agreement terms and conditions and was moreover precipitated through what the Company believes to be the fraudulent representations of Solucorp Industries, Ltd. and Joseph Kemprowski. The shares, however, do retain some minimal market value, which value is being recognized herein. The Company is currently pursuing full payment of the license fee in its pending litigation against Solucorp Industries, Ltd. (see Note 18). The Company has presented these securities herein as available-for-sale securities, adjusted to market value. Since trading of these shares has been suspended, market value has been determined to be the closest gray market price per share at December 31, 1998, less a 25% lack of marketability discount. Because the Section 144 restriction expires on May 21, 1999, within twelve months of the balance sheet date, and the shares can, under certain circumstances, be sold even though restricted, the securities are presented as current assets. Based on the foregoing and in conjunction with FAS 115 & 130, these securities are presented at a fair market value of $86,591 and the unrealized loss is presented as other comprehensive income (loss).

NOTE 4 -  INVENTORIES

Inventories are comprised of the following major categories:

                                  12/31/98            12/31/97
                                  --------            --------

Shipping Supplies                  $ 2,857             $ 4,985

Reagents                             9,850               6,685
                                     -----               -----

                                   $12,707             $11,670
                                   =======             =======



NOTE 5 -  OTHER PREPAID EXPENSES

The items included in other prepaid expenses are as follows:

                                                  1998            1997

Prepaid Insurance                             $   11,854         $   7,682
Prepaid Finance Costs                             47,070                 0
Prepaid Construction Costs                             0           186,098
                                              ----------         ----------
Total Prepaid Expenses                        $   58,924         $ 193,780
                                              ==========         =========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 6 -  FIXED ASSETS

Fixed assets are categorized and listed below:


                                                 BALANCE           ADDITIONS       RETIREMENTS         BALANCE
Property, Equipment & Improvements             AT 12/31/97           1998             1998           AT 12/31/98
----------------------------------             -----------           ----             ----           -----------
Facility                                      $   1,604,772   $    1,392,271           138,974      $   2,858,069
Office Equipment, Computers
              &  Furnishings                        219,369           35,085           150,147            104,307
Manufactured Equipment Leased Out                    72,999                0                 0             72,999
Equipment                                           451,596                0           241,267            210,329
Leasehold Improvements                              155,069           49,166           155,069             49,166
                                            ---------------    -------------   ---------------    ---------------
      SUB TOTAL                                   2,503,805   $    1,476,522      $    685,457          3,294,870
                                                              ==============   ===============
Less: Accumulated Depreciation
         and Amortization                        (1,670,954)                                           (1,371,641)
                                                  ----------                                          -----------
      NET                                      $    832,851                                        $    1,923,229
                                               ============                                        ==============



Leased Equipment Under Capital Leases

Office Equipment & Furniture                   $    135,039   $            0       $    90,112     $       44,927
Equipment                                           351,860                0            21,034            330,826
                                            ---------------    -------------    --------------    ---------------
     SUB TOTAL                                      486,899    $           0   $       111,460            375,753
                                                               =============   ===============    ---------------
Less: Accumulated Amortization                     (378,869)                                             (287,226)
                                            ----------------                                      ----------------
       NET                                    $     108,030                                       $        88,527
                                            ===============                                       ===============


Depreciation charged to operations, which includes amortization of capital lease obligations, was $360,392 and $237,368 for the years ended December 31, 1998 and 1997, respectively. Leased equipment secures the related capital lease obligations.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 7 - OTHER RECEIVABLES

In conjunction with the license agreement discussed in Notes 3 & 9, the Company accrued minimum royalties of $750,000 which are due on December 31, 1999. This receivable and the related revenue has been presented in the financial statements at present value along with related interest earned to date. The Company has considered all information available at this time concerning Solucorp Industries, Ltd. and has presented the receivable and the related revenue net of an allowance for doubtful accounts as detailed below:

        Minimum Royalty                                 $  750,000

        Discount to Present Value                         (107,753)
                                                          --------

        Present Value of Minimum Royalty                   642,247

        Interest Earned through December 31, 1998           29,697
                                                          --------

        Total Other Receivable & Revenue
               Before Allowance                            671,944

        Allowance for Doubtful Accounts                   (321,124)
                                                          --------

        Total Other Receivable Presented
                And Revenue Reflected Herein            $  350,820
                                                        ==========


NOTE 8 - PATENT

The Company obtained a United States patent on its waste volume reduction unit and method in August, 1988. The costs incurred to obtain the patent have been capitalized and are being amortized over a 17 year life.

In June 1995, the Company's President, Lawrence Kreisler, submitted a patent application on the "Selective Separation Technology" technique currently being used. Mr. Kreisler had developed this process prior to the formation of KBF Pollution Management, Inc. On February 3, 1998, the US Patent and Trademark Office issued a Notice of Allowance for this patent. On May 19, 1998, the US Patent and Trademark Office issued the final patent on the technology (Patent
No.: 5,735,125). Under a licensing agreement with Mr. Kreisler, the Company is utilizing the patent in its operations. The agreement calls for royalty payments commencing when the Company has processed in excess of 1.5 million gallons of chargeable waste in a given year. At that point, royalties are paid at rates beginning at $.10 per gallon and decreasing to $.03 per gallon at a processing rate of 6,050,000 annually.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE 9 - LICENSE AGREEMENT

In March 1998, the Company signed an exclusive worldwide License Agreement with Solucorp Industries, Ltd., for the utilization of the Company's patent technology. The terms of the agreement called for an initial license fee of $500,000, plus an additional license fee of $.0005 per processed gallon. The agreement also requires royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years from the signing of the contract, and $2 million by the end of each year thereafter. The agreement was for a five-year term, with automatic five-year continuous renewal.

The payment as against the initial fee described in Note 3 was recognized as income in the current period.

On September 30, 1998, the Company formally terminated this contract and brought suit against Solucorp Industries, Ltd. for breach of contract and fraud damages (see Note 18- Commitments & Contingencies). As the transaction satisfies the (FAS 45) criteria as set forth in Note 2 - Revenue Recognition, the payment as against the initial license fee represented payment for the right to use and sell the Company's technology, which had been transferred. The related revenue is included on the Statement of Income in the revenue from normal operations. While the contract has been terminated, the partial payment against the initial license fee continues to be recognized as revenue as the fee is non-refundable, and the criteria for recognition discussed above has been met.

In June 1998, the Company filed for patent protection on four new technologies developed by Lawrence M. Kreisler, which the Company has been and is presently using. Pursuant to the terms of Mr. L. Kreisler's license agreement with the Company, Mr. L. Kreisler is to receive a license fee for the Company's right to use each technology. Mr. L. Kreisler was issued a total of 5,000,000 options in lieu of cash for this fee (Note 14).

NOTE 10 - CAPITALIZED PERMIT COSTS

The Company has incurred costs as part of the application process required to obtain a Part 373(b) Permit. Prior to a 1994 change in the law that provided an exemption on the handling of certain hazardous wastes, this permit would have, among other things, enabled the Company to process a broader category of waste streams than it was then permitted to handle at the time. The exemption provided by the change in the law effectively allowed the Company to process additional hazardous waste streams without the need for the Part 373(b) Permit. The permit still has value, primarily for the provisions in the permit that allow for increased storage of hazardous waste prior to its being treated.

It should be noted, that these permit costs are related to the Long Island location, and have been transferred to KBF-LI. They are included in the assets to be sold under a "letter of intent" to sell the Long Island operation.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:

                                            1998             1997
                                            ----             ----
       Insurance                      $   25,409        $  11,535
       Utilities                           3,000            5,770
       Professional Fees                  25,250            8,600
       Facility Equipment                100,476                0
       Other Accrued Expenses             37,374           26,449
                                         -------         --------
                                      $  191,509        $  52,354
                                       ==========        =========

NOTE 12 -  LONG-TERM DEBT

Long-term debt consists of the following:

                                                         12/31/98       12/31/97
                                                         --------       --------
Notes payable to certain significant shareholders who
advanced money to the Company. This obligation is due
on demand and bears an interest rate of 10% per annum.   $    0       $  60,000
(In the third quarter of 1998, this note was paid by
the issuance of common stock at $.10 per share).
          Less: Current Portion                               0          60,000
                                                         ------       ---------
          Long-Term Portion                              $    0       $       0
                                                         ======       =========


NOTE 13 - LEASES

CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through April 2002. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1998:

                    1999                        $     85,502
                    2000                              85,502
                    2001                              85,502
                    2002                               4,861
                    Thereafter                             0
                                                ------------
Total minimum lease payments                         261,367
Amounts representing interest                       ( 33,514)

        Present value of net minimum
           lease payments remaining                  227,853
        Less: Current portion                         67,768
                                                   ---------
        Long -Term Portion                     $     160,085
                                               =============

On all capital leases, the equipment under lease is pledged toward the lease obligation.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 13 - LEASES (CONTINUED)

OPERATING LEASES

As of December 1, 1997, the Company relocated its corporate offices, laboratory and main operational facility to Paterson, New Jersey. The lease terms, which includes a purchase option, provide for the base rent to be paid monthly over 6 years commencing December 1997. The Company occupies the entire building of 60,000 square feet of space. The lease obligations are as follows:

                           1999     $  193,200
                           2000        200,500
                           2001        208,600
                           2002        213,550
                           2003        201,300
                     Thereafter              0
                                    -----------
                                    $1,017,150
                                    ==========


NOTE 14 - STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

In January 1987, the Company adopted an Incentive Stock Option Plan (the "ISO Plan") covering 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. Under the ISO Plan, options may be granted at not less than 80% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options may not be granted more than ten years from the date of the adoption of the ISO Plan. Options granted under the ISO Plan must be exercised within ten years from the date of grant. The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. The ISO expired in November 1992.

In November 1994, the Company revised and renewed the ISO to cover employees, officers and directors. The revised plan covers the same 50,000,000 shares of the Company's Common Stock as the expired plan, pursuant to which employees, including officers and directors of the Company, are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. Under the plan, the options may be issued as an incentive for services rendered. Optionees shall not be restricted as to assignment or

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

transferability. The Board of Directors has the authority to set the price of the option at the time of the grant. Options may be exercised for a period of ten years from the date of grant and will expire if not exercised during this period of time.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


STOCK OPTIONS

In 1997 the Company issued 1,500,000 options to employees as an incentive to move to New Jersey along with the company corporate relocation. Of the 1,500,000 options, Kathi Kreisler and Kevin Kreisler, affiliates of the Company, received 500,00 and 200,000, respectively. These options are exercisable for ten years, at .10 per share, equal to the market value at grant date. In accordance with FAS 123, the Company elected to value these employee options at their intrinsic value, as set forth in ARB No. 25, of zero, for financial statement purposes

In 1998, the Company issued 19,507,000 options. These options were issued as follows:

1) 7,500,000 options to Kathi Kreisler and 400,000 options to Lawrence Kreisler for unpaid prior years' salaries. The options are exercisable for a period of ten years, at $.40 per share, equal to the market value at grant date. In accordance with FAS 123, the Company elected to value these employee options at their intrinsic value, as set forth in ARB No. 25, of zero, for financial statement purposes.

2) 5,000,000 options to Lawrence Kreisler for new patent technology (Note 8). The options are exercisable for a period of ten years, exercisable at $.20 per share, equal to the market value at grant date. In accordance with FAS 123, the Company elected to value these employee options at their intrinsic value, as set forth in ARB No. 25, of zero, for financial statement purposes.

3) 2,775,000 options to unrelated third parties to arrange for debt financing for the AMR project (Note 1). The options are exercisable for a period of five years, at $.15 - $.20 per share, equal to the market value at grant date. In accordance with FAS 123 these options have been valued utilizing the Black-Scholes model and included in the financial statements presented herein at $47,070, as prepaid financing costs (Note 5).

4) 2,695,000 options to unrelated third parties in payment for services rendered in connection with previous capital raises. The options are exercisable for a period of five years, exercisable at $.15 - $.25 per share, with a market value of $.25 - $.32 at grant date. In accordance with FAS 123 these options have not been valued.

5) 812,000 options to unrelated third parties in payment for services rendered in connection with the facility construction. The options are exercisable for a period of ten years, exercisable at $.10 - $.21 per share, with a market value of a lesser amount at grant date. In accordance with FAS 123 these options have been valued utilizing the Black-Scholes model and included

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (continued)

in the financial statements presented herein at $137,929, as facility costs.

6) 325,000 options to unrelated third parties in payment for services rendered in connection various consulting services. The options are exercisable for a period of five years, exercisable at $.20 per share, equal to the market value at grant date. In accordance with FAS 123 these options have been valued utilizing the Black-Scholes model and included in the financial statements presented herewith at $53,223, as general & administrative expenses.

All employee stock options valued under APB 25 are presented in the following Pro-forma Income statements utilizing the Black-Scholes model value.


            Alternative Presentation Of Accounting For Stock Options:



                                                12/31/98                                     12/31/97
                                    -------------------------------             --------------------------------
                                     REPORTED              PROFORMA               REPORTED             PROFORMA
                                     --------              --------               --------             --------
REVENUE                           $ 3,078,567           $ 3,078,567            $ 1,926,895          $ 1,926,895

OPERATING EXPENSES:

COST OF REVENUE                     1,438,639             1,438,639              1,277,974            1,883,413

MAINT & REPAIR                         27,134                27,134                 42,246               42,246

ADVERTISING                             4,218                 4,218                  7,519                7,519

GENERAL & ADMIN                     1,221,375             4,696,635                806,027              862,727
                                    ---------             ---------                -------              -------

TOTAL OPERATING EXP                 2,691,366             6,166,626              2,133,766            2,795,905
                                    ---------             ---------              ---------            ---------

OPERATING INCOME                      387,201            (3,088,059)              (206,871)            (869,010)

INTEREST INCOME                        31,035                31,035                  1,236                1,236

OTHER INCOME/EXP                      (25,740)              (25,740)                (1,656)              (1,656)
                                     --------              --------               -------               -------

INCOME BEFORE TAX                     392,496            (3,082,764)              (207,291)            (869,430)

TAX PROVISION                           5,887                 5,887                    344                  344
                                        -----                 -----                    ---                  ---
NET INCOME/(LOSS)
AVAIL FOR COMMON S/H

                                    $ 386,609         $(3,088,651)             $ (207,635)          $  (869,774)
                                    =========         =============            ===========          ===========

EARNINGS PER SHARE                        .01                 (.05)                  (.01)                 (.02)

WEIGHTED AVERAGE

SHARES OUTSTANDING                 56,438,560            56,438,560            44,993,841            44,993,841

OPTIONS GRANTED                    19,507,000            19,507,000             1,500,000             1,500,000

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (continued)

                      Additional Disclosures under SFAS 123

                                                                           1998                               1997
                                                             -------------------------------     ------------------------------
                                                              NO. OF               PRICE PER      NO. OF       PRICE PER
                                                              SHARES                 SHARE        SHARE          SHARE
                                                              ------                 -----        -----          -----
Outstanding Beginning of Year                                20,207,621         $   .120        18,707,621        $  .1267

Outstanding End of Year                                      39,714,621         $   .174        20,207,621        $  .1200

Exercisable at End of Year                                   39,714,621         $   .174        20,207,621         $  .120

Granted/Exercised/Forfeited/Expired                          19,507,000         $   .228         1,500,000         $  .081
During Year

Weighted Average Granted                                    $      .240                         $     .280
Date Fair Value Options Granted during Year

Risk-Free Interest Rate                                             5.4%                               5.4%

Average Expected Life                                                10                                 10

Average Expected Volatility                                      102.69%                             72.67%

Expected Dividends                                          $         0                         $        0

Total Compensation Cost in Income                           $    53,223                            $45,290

Significant Modifications of Outstanding Awards

                                                                  N/A                                N/A

Range of Exercise Prices for Options Outstanding           $.0800-.4000                          $.1000-.1000

Weighted Average Remaining                                   8.62 Years                            8.85 Years



NOTE 15 - GENERAL &  ADMINISTRATIVE EXPENSES

The following is a list of the major general & administrative categories:

                                                  1998                   1997
                                                  ----                   ----
Selling Expenses                              $    121,492        $   129,519
Professional Fees                                  158,459            129,319
Salaries                                           350,464            254,551
Allocated Payroll Costs                             81,291             39,483
Insurance                                           95,334             80,074
Other General & Administrative Expenses            414,335            173,081
                                                   -------            -------
Total General & Administrative Costs           $ 1,221,375        $   806,027
                                               ===========        ===========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 16 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

Deferred Tax Assets:                            1998                  1997
                                               -------                ----

Net Operating Loss Carry Forward             $1,213,547          $1,344,994
Allowance for Doubtful Accounts                  10,602               9,106
                                          --------------          ------------
                                              1,224,149           1,354,100
Valuation Allowance                           1,224,149           1,354,100
                                           ------------            -----------
Deferred Tax Assets                        $          0          $        0
                                           ============            ===========
Change in Valuation Allowance              $   (129,951)         $   69,561
                                           =============          ============


The benefit for income taxes is as follows:

                                               1998                   1997
                                              -------                 ----
Current:
  Federal                                $         0            $         0
  State                                        5,887                    334

Deferred:
  Federal                                          0                      0
  State                                            0                      0
                                         -----------             ----------
  Total                                  $     5,887             $      334
                                         ===========             ==========


At December 31, 1998 the Company's operating loss carry forward expires as follows:

           December 31,2002                    $    176,746
                         2003                         120,270
                         2004                         318,761
                         2005                         116,490
                         2006                               0
                         2007                         279,456
                         2008                         705,626
                         2009                         850,743
                         2010                         348,301
                         2011                         445,228
                         2012                         207,635
                                                   ----------
                                                  $ 3,569,256

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE 17 - EARNINGS PER SHARE

Number of Shares
Common Stock outstanding:                            1998              1997
                                                    ------             -----
         Beginning of Year                          49,112,690      43,405,546
         End of Year                                64,034,660      49,112,690
         Issued during the year                     13,072,053       5,707,144
Weighted Average number of options outstanding      29,559,204      19,207,621
Weighted Average number of outstanding shares       57,026,019      44,993,841




Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.

NOTE 18 - COMMITMENTS & CONTINGENCIES

LEGAL MATTERS

The Company filed suit against Solucorp Industries, Ltd. (Solucorp) for the Company's contract and fraud damages arising out of its now-terminated License Agreement with Solucorp. The Company is represented by the national law firm of Greenberg Traurig and the New York- New Jersey law firm of Sonageri & Fallon, LLC in this matter.

In November 1998, Solucorp filed a motion to dismiss the Company's complaint for grounds based on the inconvenience of Solucorp. Solucorp's motion to dismiss was denied in December 1998.

In January 1999, Solucorp filed an answer, counterclaim and third-party complaint which denied all claims asserted by the Company and alleged counterclaims against the Company seeking damages in excess of $350,000,000 in compensatory damages and $500,000,000 in punitive damages. The third-party complaint personally named two of the Company's officers, Lawrence M. Kreisler and Kevin E. Kreisler, and asserted further claims against other third parties with whom the Company has no agreement.

In February 1999, the Company filed its answer to Solucorp's counterclaim and third-party complaint. At this time, the Company further filed a motion to dismiss Solucorp's counterclaims and third party complaint on the basis that Solucorp's responsive pleading violated New Jersey court rules which prohibit the assertion of specific monetary amounts of unliquidated money damages and the practice of reciting enormous sums of money for damages. The Company's motion in this regard was granted and Solucorp's counterclaims and third-party complaint were dismissed without prejudice.

Simultaneously with the grant of the Company's motion to dismiss, the court hearing the matter entered a mediation order. An initial, non-binding mediation session has been scheduled for April 1999.

The Company plans to aggressively pursue its interest against Solucorp and is seeking damages commensurate with the Company's good faith expenditures, contract damages and fraud.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 18 - COMMITMENTS & CONTINGENCIES (CONTINUED)

EMPLOYMENT CONTRACTS

The Company has entered into five year employment agreements with Kathi Kreisler and Larry Kreisler, commencing November 1997. The terms of the Larry Kreisler agreement call for him to receive an annual base salary of $165,000, with cost of living adjustments. He will also be entitled to an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to L. Kreisler's 401(k) savings plan.

The Kathi Kreisler employment contract calls for an annual base salary of $80,000, with cost of living adjustments. K. Kreisler will be entitled to an annual bonus equal to 4% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to K. Kreisler's 401(k) savings plan.

See Note 19 for events that have a material impact on these employment contracts.

NOTE 19 - EMPLOYMENT CONTRACT WAIVERS

Kathi Kreisler and Larry Kreisler have voluntarily waived certain compensation due to them under their employment contracts. In 1996 and 1997, Kathi Kreisler received $8,325 and $3,500 in compensation, respectively, waiving the balance of the compensation she was entitled to under the existing contract.

In January 1998, Kathi Kreisler was issued 7,500,000 options to purchase shares of common stock for $.40 per share over a 10 year period commencing January 1998 for unpaid wages from March 1993 through December 1997.

Lawrence Kreisler was also issued 400,000 options to purchase common stock for past performance under the same terms as Kathi Kreisler above.


NOTE 20 - CASH RESTRICTED

As a requirement with respect to the Company's Part 373(b) permit application, the Company had to establish an irrevocable letter of credit with a commercial bank for $27,500. The Certificate of Deposit is being held as collateral for the letter of credit, and is required to remain on deposit at the commercial bank which issued the letter of credit.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 21 - SUBSEQUENT EVENTS

As of the date of this report, the Company concluded $1,000,000 of debt financing through AMR, Inc., its wholly owned subsidiary. The package calls for debt re-payment out of AMR, Inc.'s net pre-tax revenues only and includes a business-unit-specific profit participation component for the lender.

The Company has engaged in negotiations with various management officials, both present and prospective, for performance based employment. In February, 1999, the Board of Directors of the Company has approved approximately four million options to compensate same, which will vest upon performance.

NOTE 22- RELATED PARTY TRANSACTIONS

The Company has the following related party transactions:

       1) Metal Recovery Transportation Corp. (owned by KBF's President and Chairman, Lawrence Kreisler) entered into an agreement with KBF to handle all of KBF's transportation needs. Metal Recovery Transportation Corp. (MRTC) will assume the liability and provide transportation services to KBF at a rate below market price. KBF paid MRTC $235,097 in 1998 and 59,914 in 1997. As of December 31, 1998, the Company owed MRTC $26,589.

       2) Lawrence Kreisler, President and Chairman of KBF loaned the Company $53,702 during 1997. The balance owed to Mr. Kreisler at December 31, 1998 is $0.

       3) Certain members of the Board of Directors and advisors to the Company loaned the Company $60,000. Stock has been issued in repayment of this loan in 1998. (See Note 8 for additional information).

NOTE 23 - RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. While the Company may elect to match employee contributions, it did not do so in 1998.

NOTE 24 - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances at one financial institution located in Paterson, New Jersey. The Federal Deposit Insurance Corporation insures accounts in each institution up to $100,000. Uninsured balances aggregated $330,717 at December 31, 1998.