Form 10QSB
period 1999-03-31
KBF POLLUTION MANAGEMENT INC
filed 1999-05-25
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:                  March 31,1999              File No.: 2-20954-NY


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

Indicate the number of shares outstanding of each of the registrant's classes of stock as of May 18, 1999:

Common stock, $.00001 par value - 63,905,946 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X ;  No    .
      ----     ----

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999




                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets -
                   March 31, 1999 and December 31, 1998                      3-4

               Statement of Income -
                   Three Months Ended March 31, 1999 and 1998                  5

               Statement of Cash Flows -
                   Three Months Ended March 31, 1999 and 1998                6-7

               Notes to Financial Statements                                   8

       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                       9-11

PART II - OTHER INFORMATION                                                   12

SIGNATURES                                                                    12

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  BALANCE SHEET
                                     ASSETS

                                                                             3/31/98               12/31/98
                                                                            Unaudited               Audited
                                                                            ---------               -------
CURRENT ASSETS:
   Cash                                                                   $    359,797          $    300,213
   Cash - Restricted                                                                 0                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $31,137 & $31,183)                                                     430,173               421,411
   Marketable Securities - Restricted                                          120,266                86,591
   Inventories                                                                  24,186                12,707
   Prepaid Expendable Supplies                                                  13,821                13,821
   Other Prepaid Expenses                                                       60,617                58,924
                                                                            ----------            ----------

         Total Current Assets                                                1,008,860               921,167

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,449,673 & $1,371,641)                               2,399,330             1,923,229
   Leased Property under Capital Leases
      (Amortization of $292,102 & $287,226)                                     83,651                88,527
   Non Expendable Stock, Parts & Drums                                         137,768               137,768
                                                                            ----------            ----------

         Total Fixed Assets, Net                                             2,620,749             2,149,524

OTHER ASSETS:
   Security Deposits                                                             2,844                 2,844
   Other Receivables                                                           367,866               350,820
   License/Patent (Net of Accumulated Amortization
      of $1,250 & $1,000)                                                       13,672                13,922
   Capitalized Permit Costs                                                     31,150                47,279
                                                                            ----------            ----------

         Total Other Assets                                                    415,532               414,865
                                                                            ----------            ----------

                  TOTAL ASSETS                                              $4,045,411            $3,485,556
                                                                            ==========            ==========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           3/31/99            12/31/98
                                                                                          Unaudited            Audited
                                                                                          ---------            -------
CURRENT LIABILITIES:
   Accounts Payable - Trade                                                             $   334,703         $   383,367
   Accrued Expenses                                                                          47,192             191,509
   Taxes Withheld & Accrued                                                                      58               5,801
   Deposit Payable                                                                                0              40,000
   Current Portion of Long - Term
       Debt                                                                                  80,000                   0
   Current Portion of Capital Lease
       Obligations                                                                           67,768              67,768
                                                                                        -----------         -----------

         Total Current Liabilities                                                          529,721             688,445

LONG-TERM LIABILITIES:
   Long - Term Debt                                                                         560,000                   0
   Long - Term Lease Obligations                                                            143,710             160,085
                                                                                        -----------         -----------

         Total Long - Term Liabilities                                                      703,710             160,085

STOCKHOLDERS' EQUITY (DEFICIT) :
   Com. Stock par value .00001 per sh
   Authorized - 500,000,000 shares
   Issued & Outstanding
       March 31, 1999 - 63,905,946                                                              639
       Dec. 31,  1998 - 64,034,660                                                                                  640
   Capital in Excess of Par Value                                                         6,780,095           6,367,040
   Unrealized Gain (Loss) on Available-for-Sale Securities                                 (339,755)           (373,430)
   Retained Earnings (Deficit)                                                           (3,629,269)         (3,357,224)
                                                                                        -----------         -----------

            Total Stockholders' Equity (Deficit)                                          2,811,710           2,637,026
                                                                                        -----------         -----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                                               $ 4,045,141         $ 3,485,556
                                                                                        ===========         ===========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                 3/31/99                3/30/98
                                                                                 -------                -------
REVENUES                                                                      $    553,075           $  1,080,799
LESS: Cost of Operations                                                           431,802                311,522
                                                                              ------------           ------------

Gross Profit                                                                       121,273                769,277

LESS: General & Admin. Expenses                                                    319,708                215,063
        Advertising                                                                  7,623                    242
        Selling Expenses                                                            54,090                 17,226
                                                                              ------------           ------------

Operating Income (Loss)                                                           (260,148)               536,746

OTHER INCOME (EXPENSES):

Interest Income                                                                     18,029                    309
Interest Expense                                                                    (6,021)                (8,358)
Income Tax Provision                                                                (1,145)                (1,033)
                                                                              ------------           ------------

NET INCOME (LOSS) FROM OPERATIONS                                                 (249,285)               527,664

Loss from Discontinued Operations                                                  (22,759)                     0
                                                                              ------------           ------------

NET INCOME (LOSS)                                                                 (272,044)               527,664

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Gains                                                            33,675                      0
                                                                              ------------           ------------


COMPREHENSIVE INCOME (LOSS)                                                   $   (238,369)          $    527,664
                                                                              ============           ============



Number of Shares Outstanding                                                    63,905,946             56,388,565


Earnings Per Share from Operations                                            $       (.01)          $        .01
                                                                              ============           ============

Earnings Per Share - Net Income (Loss)                                        $       (.01)          $        .01
                                                                              ============           ============

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                 3/31/99               3/31/98
                                                                                 -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash Received from Customers                                                 $ 486,866            $ 427,910
   Cash Paid to Suppliers & Employees                                            (654,128)            (288,864)
   Interest & Dividends Received                                                      983                    0
   Interest Paid                                                                   (6,021)              (8,455)
   Income Taxes Paid                                                                 (680)                (380)
                                                                                ---------            ---------

Net Cash Provided (Used) by
Operating Activities                                                             (172,980)             130,211

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Equipment                                                 24,000                    0
   Cash Purchases of Equipment & Facility                                        (592,561)            (678,215)
                                                                                ---------            ---------
Net Cash Provided (Used) in Investing
Activities                                                                       (568,561)            (678,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Stock &
    Warrants                                                                      150,000              506,670
   Proceeds for Issuance of Long - Term Debt                                      640,000                    0
   Release of Restricted Cash                                                      27,500                    0
   Repayment of Long-Term Debt &
         Capital Lease Obligations                                                (16,375)             (12,351)
                                                                                ---------            ---------
Net Cash Provided (Used) by Financing
Activities                                                                        801,125              494,319
                                                                                ---------            ---------

NET INCREASE (DECREASE) IN CASH                                                    59,584              (53,685)

CASH at Beginning of Period                                                       300,213              224,643
                                                                                ---------            ---------


CASH at End of Period                                                           $ 359,797            $ 170,958
                                                                                =========            =========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                               3/31/99                 3/31/98
                                                                               -------                 -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                            $(272,044)               $ 527,664

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                                87,477                   52,414
    Amortization                                                                   250                      299
    Expenses Paid in Stock                                                      76,350                        0
    Bad Debt Expense                                                            17,679                   12,599
     Interest Income                                                           (17,046)                       0
     Loss from Discontinued Operations                                          22,759                        0

(Increase) Decrease :
      Trade Accounts Receivable                                                (66,209)                (652,889)
      Inventories                                                              (11,479)                     598
      Prepaid Expenses & Deposits                                               (1,693)                  (8,965)

Increase (Decrease) in:
      Accounts Payable                                                          71,783                  145,944
      Withholding Taxes Payable                                                 (5,441)                     (78)
      Accrued Expenses                                                         (75,366)                  52,625
                                                                             ---------                ---------


                                                                             $(172,980)               $ 130,211
                                                                             =========                =========



SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses                             $  68,333                $       0
                                                                             =========                =========

Common Stock issued for the payment of
underwriting costs, equipment and expenses                                   $ 194,720                $       0
                                                                             =========                =========

Revaluation of Available-for-sale-securities                                 $ (33,675)               $       0
                                                                             =========                =========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on form 10-K and Form 10-SB.


NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                                      3/31/99           12/31/98
                                                      -------           --------
Shipping Supplies                                     $ 3,560            $ 2,857
Reagents                                               20,626              9,850
                                                      -------            -------
                                                      $24,186            $12,707
                                                      =======            =======


NOTE 3 - NOTES PAYABLE

As of the date of this report, the Company concluded $1,100,000 of debt financing through AMR, Inc., its wholly owned subsidiary, of which, $640,000 has been collected as of March 31, 1999. The terms of the obligation call for repayment over 24 months utilizing the net pre-tax revenues of the subsidiary, with interest computed at 61/2%. The note also provides for a conversion feature into KBF Pollution Management common stock should any of the obligation remain at the end of the second year. The package includes a business-unit-specific profit participation component for the lender, after the note has been satisfied.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues for the three months ended March 31, 1999 decreased to $553,075 as compared to $1,080,799 for the same period in 1998, a decrease of 49%. The Company attributes the decrease predominantly to the non-recurring initial license fee of $500,000 received during the first quarter of 1998. Total revenues for the three months ended March 31, 1999, as compared to the same period in 1998, without this licensing fee, decreased by 5%. Management anticipates increased revenues in conjunction with its move to New Jersey where there are increased business opportunities.

Trade accounts receivable has remained relatively constant. Current trade accounts receivable are as follows:

                           0 -30 days       $301,113
                           30-45 days         60,210
                           45-60 days         27,809
                           60-90 days         21,059
                           90-120 days         1,295
                           120 + days         49,824
                                            --------
                                            $461,310

Trade accounts receivable collected in cash subsequently through May 17, 1999 was $276,984.

Cost of sales for the three months ended March 31, 1999 increased to 78% of revenues from 29% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring initial license fee of $500,000 included in sales in the first quarter of 1998. The percentage cost of sales without regard to this license fee in 1998 was 54% of sales. The increase from 54% in 1998 to 78% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related newly acquired equipment.

General and administrative expenses increased by 48% to $319,708 for the three months ended March 31, 1999 from $215,063 for 1998. This increase is primarily due to the professional fees paid during the first quarter of 1999 related to the on-going legal action with Solucorp Industries.

Selling expenses increased by 210% to $54,090 for the three months ended March 31, 1999 as compared to $17,226 for the comparable period in 1998. This increase is due to the increased sales force undertaken by management in 1999.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 (continued)

The Company incurred a net loss of -$272,044 for the first three months of 1999, a 151% decrease from the net profit of $527,664 for the same period in 1998, due to the decrease in sales and other costs mentioned above. Included in this loss is a $22,759 net loss from discontinued operations of the Long Island facility.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that its current cash position and current operations will provide adequate cash flow to meet current obligations.

The Company has working capital of $479,139 at March 31, 1999 as compared to $232,722 at December 31, 1998. In addition, the Company continues to have a positive cash flow of $59,584 at March 31, 1999 as compared to the positive cash flow of $75,570 at December 31, 1998.

As set forth in footnote 3, the Company borrowed an additional $460,000 in the second quarter of 1999. These funds will be used to finance additional expansion.


LONG ISLAND FACILITY

KBF has ceased operations at the Long Island, New York facility, and anticipates no further costs related to it.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 (continued)


YEAR 2000

The Company's State of Readiness

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

                                 MARCH 31, 1999


PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K

                 Exhibits  No.                       Description
                 -------------                       -----------

                      27                      Financial Data Schedule

                 Reports on Form 8-K for the three  months ended March 31, 1999, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KBF POLLUTION MANAGEMENT, INC.

Dated:  May 19, 1999                        LARRY KREISLER
                                            ------------------------------------
                                            LARRY KREISLER - PRESIDENT

Dated:  May 19, 1999                        KATHI KREISLER
                                            ------------------------------------
                                            KATHI KREISLER           SECRETARY /
                                                                     TREASURER