Form 10QSB
period 1999-06-30
KBF POLLUTION MANAGEMENT INC
filed 1999-08-20
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For Qtr. Ended:             June 30, 1999                 File No.: 2-20954-NY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 19, 1999:

Common stock, $.00001 par value - 66,463,500 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X ;  No     .
      -----    -----

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999





                                      INDEX

PART I - FINANCIAL INFORMATION

     Item I - FINANCIAL STATEMENTS (Unaudited)

              Balance Sheets -
                June 30, 1999 and December 31, 1998                          3-4

              Statement of Income -
                Six Months Ended June 30, 1999 and 1998                        5

                Three Months Ended June 30, 1999 and 1998                      6

              Statement of Cash Flows -
                Six Months Ended June 30, 1999 and 1998                      7-8

              Notes to Financial Statements                                    9

     Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                        10-13

PART II - OTHER INFORMATION                                                   14

SIGNATURES                                                                    14

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                  BALANCE SHEET
                                     ASSETS



                                                                                6/30/99            12/31/98
                                                                               Unaudited            Audited
                                                                               ---------           --------

CURRENT ASSETS:

   Cash                                                                     $    203,483          $    300,213
   Cash - Restricted                                                                   0                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $36,059 & $31,183)                                                       474,200               421,411
   Marketable Securities - Restricted                                             68,721                86,591
   Inventories                                                                    15,918                12,707
   Prepaid Expendable Supplies                                                    13,821                13,821
   Other Prepaid Expenses                                                         58,069                58,924
                                                                            ------------          ------------

         Total Current Assets                                                    834,212               921,167

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,533,082 & $1,371,641)                                 3,144,847             1,923,229
   Leased Property under Capital Leases
      (Amortization of $296,978 & $287,226)                                       78,775                88,527
   Non Expendable Stock, Parts & Drums                                           137,768               137,768
                                                                            ------------          ------------

         Total Fixed Assets, Net                                               3,361,390             2,149,524

OTHER ASSETS:

   Security Deposits                                                              33,744                 2,844
   Other Receivables                                                             384,911               350,820
   License/Patent (Net of Accumulated Amortization
      of $12,061 & $1,000)                                                        13,421                13,922
   Other Intangibles                                                              77,945                47,279
                                                                            ------------          ------------

         Total Other Assets                                                      510,021               414,865
                                                                            ------------          ------------


                  TOTAL ASSETS                                              $ 4,705,623          $  3,485,556
                                                                            ============          ============



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                           6/30/99        12/31/98
                                                                                          Unaudited        Audited
                                                                                          ---------       --------
CURRENT LIABILITIES:

   Accounts Payable - Trade                                                         $      614,792     $    383,367
   Accrued Expenses                                                                         48,296          191,509
   Taxes Withheld & Accrued                                                                     58            5,801
   Deposit Payable                                                                               0           40,000
   Current Portion of Capital Lease
       Obligations                                                                          67,768           67,768
                                                                                    --------------     ------------

         Total Current Liabilities                                                         730,914          688,445

LONG-TERM LIABILITIES:

   Long - Term Debt                                                                      1,119,000                0
   Long - Term Lease Obligations                                                           126,962          160,085
                                                                                    --------------     ------------

         Total Long - Term Liabilities                                                   1,245,962          160,085

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 1999 - 64,713,500                                                              647
       Dec. 31,  1998 - 64,034,660                                                                              640
   Capital in Excess of Par Value                                                        7,008,312        6,367,040
   Unrealized Gain (Loss) on Available-for-Sale Securities                                (391,300)        (373,430)
   Retained Earnings (Deficit)                                                          (3,888,912)      (3,357,224)
                                                                                    --------------     ------------
         Total Stockholders' Equity (Deficit)                                            2,728,747        2,637,026
                                                                                    --------------     ------------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                                           $    4,705,623     $  3,485,556
                                                                                    ==============     ============



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                  6/30/99               6/30/98
                                                                                  -------               -------

REVENUES                                                                    $    1,088,297      $     1,944,771
LESS: Cost of Operations                                                           884,755              647,142

Gross Profit                                                                       203,542            1,297,629

LESS: General & Admin. Expenses                                                    591,517              456,732
      Selling Expenses                                                             144,235               44,584
                                                                            --------------      ---------------

Operating Income (Loss)                                                           (532,210)             796,313

OTHER INCOME (EXPENSES):

Interest Income                                                                     35,746                7,226
Interest Expense                                                                   (10,449)             (14,173)
Income Tax Provision                                                                (2,015)              (1,494)
                                                                            --------------      ---------------

NET INCOME (LOSS) FROM OPERATIONS                                                 (508,928)             787,872

Loss from Discontinued Operations                                                  (22,759)                   0
                                                                            --------------      ---------------

NET INCOME (LOSS)                                                                 (531,687)             787,872

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                                         (391,300)                   0
                                                                            --------------      ---------------

COMPREHENSIVE INCOME (LOSS)                                                 $     (922,987)     $       787,872
                                                                            ==============      ===============


Number of Shares Outstanding                                                    64,713,500           56,388,565

Earnings Per Share from Operations                                          $         (.01)     $           .01
                                                                            ==============      ===============

Earnings Per Share - Net Income (Loss)                                      $         (.01)     $           .01
                                                                            ==============      ===============



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)



                                                                                      THREE MONTHS ENDED
                                                                                  6/30/99               6/30/98
                                                                                  -------               -------

REVENUES                                                                    $      535,221       $      863,972
LESS: Cost of Operations                                                           452,954              346,025
                                                                            --------------       --------------

Gross Profit                                                                        82,267              517,947

LESS:  General & Admin. Expenses                                                   272,335              204,901
       Selling Expenses                                                             81,693               25,857
                                                                            --------------       --------------

Operating Income (Loss)                                                           (271,761)             287,189

OTHER INCOME (EXPENSES):

Interest Income                                                                     17,716                6,917
Interest Expense                                                                    (4,428)              (5,815)
Income Tax Provision                                                                (1,170)                (461)
                                                                            --------------       --------------

NET INCOME (LOSS)                                                                 (259,643)             287,830

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                                          (51,545)                   0
                                                                            --------------       --------------


COMPREHENSIVE INCOME (LOSS)                                                 $     (311,188)      $      287,830
                                                                            ==============       ==============


Number of Shares Outstanding                                                    64,713,500           56,388,565

Earnings Per Share from Operations                                         $         (.01)       $          .01
                                                                           ==============        ==============

Earnings Per Share - Net Income (Loss)                                     $         (.01)       $          .01
                                                                           ==============        ==============



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                         SIX MONTHS ENDED
                                                                                   6/30/99               6/30/98
                                                                                   -------               -------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                                          $         973,138       $     1,786,971
   Cash Paid to Suppliers & Employees                                           (1,047,516)           (1,355,043)
   Interest & Dividends Received                                                     1,655                 7,226
   Interest Paid                                                                   (10,649)              (14,370)
   Income Taxes Paid                                                                  (680)               (2,493)
                                                                         -----------------       ---------------

Net Cash Provided (Used) by
Operating Activities                                                               (84,052)              422,291

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Equipment                                                  24,000                     0
   Cash Purchases of Intangible Assets                                              (7,568)                    0
   Cash Purchases of Equipment                                                  (1,264,987)           (1,060,698)
                                                                         ------------------      ---------------
Net Cash Provided (Used) in Investing
Activities                                                                      (1,248,555)           (1,060,698)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &
    Warrants                                                                       150,000               506,670
   Proceeds from Long-Term Debt                                                  1,119,000                50,000
   Repayment of Long-Term Debt &
         Capital Lease Obligations                                                 (33,123)              (26,462)
                                                                         -----------------       ---------------
Net Cash Provided (Used) by Financing
Activities                                                                       1,235,877               530,208
                                                                         -----------------       ---------------

NET INCREASE (DECREASE) IN CASH                                                    (96,730)             (108,199)

CASH at Beginning of Period                                                        300,213               224,643
                                                                         -----------------       ---------------

CASH at End of Period                                                    $         203,483       $       116,444
                                                                         =================       ===============


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                       SIX MONTHS ENDED
                                                                               6/30/99                    6/30/98
                                                                               -------                    -------

RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $    (531,687)             $      787,872

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                               175,762                     104,828
    Amortization                                                                   500                         598
    Expenses Paid in Stock                                                      76,350                           0
    Bad Debts                                                                   22,601                     (11,003)
    Interest Income                                                            (34,091)                          0
    Loss from Discontinued Operations                                           22,759                           0

(Increase) Decrease :
      Restricted Cash                                                           27,500                           0
      Trade Accounts Receivable                                               (115,159)                   (905,884)
      Inventories                                                               (3,211)                     (1,051)
      Prepaid Expenses & Deposits                                              (30,045)                    153,930

Increase (Decrease) in:
      Accounts Payable                                                         384,372                     264,904
      Withholding Taxes Payable                                                 (5,441)                     (7,433)
      Accrued Expenses                                                         (74,262)                     35,530
                                                                         --------------             --------------

                                                                         $     (84,052)             $      422,291
                                                                         ==============             ==============



SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses.                        $     100,833              $            0
                                                                         ==============             ==============

Common Stock issued for the payment of
Underwriting costs, equipment & expenses.                                $     351,220              $            0
                                                                         ==============             ==============

Common Stock received for the
payment of other receivables.                                            $           0              $      500,000
                                                                         ==============             ==============

Revaluation of Available-for-sale-securities.                            $      17,870              $            0
                                                                         ==============             ==============


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                            6/30/99                 12/31/98
                                           ---------               ---------

Shipping Supplies                          $   2,857               $   2,857
Reagents                                      13,061                   9,850
                                           ---------               ---------
                                           $  15,918               $  12,707
                                           =========               =========

NOTE 3 - NOTES PAYABLE

As of the  date  of  this  report,  the  Company  concluded  $1,225,000  of debt financing through AMR, Inc., its wholly owned subsidiary, of which $1,119,000 has been collected as of June 30, 1999. The terms of the obligation call for repayment over 24 months utilizing the net pre-tax revenues of the subsidiary, with interest computed at 6.5%. The note also provides for a conversion feature into KBF Pollution Management common stock should any of the obligation remain at the end of the second year. The package includes a business-unit-specific profit participation component for he lender, after the note has been satisified.

NOTE 4 - SUBSEQUENT EVENTS

The Company sold 1,750,000 shares of common stock to a private investor for $300,000 in July 1999.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Total revenues for the six months ended June 30, 1999 decreased to $1,088,297 as compared to $1,944,771 for the same period in 1998, a decrease of 45%. The Company attributes the decrease predominantly to the non-recurring initial license fee of $500,000 received during the first quarter of 1998 and royalty income of $283,206, relating to the terminated Solucorp Industries agreement (see 10KSB 12/31/98). The decrease in revenues from 1998 to 1999 without regard to this income is 6%. Management anticipates increased revenues in conjunction with its move to New Jersey where there are increased business opportunities.

Trade accounts receivable has increased 10% over the past three months, most of which is 0-30 days. Current trade accounts receivable are as follows:

                  0 -30 days                      $369,290
                  30-45 days                        37,292
                  45-60 days                        29,403
                  60-90 days                         9,548
                  90-120 days                        9,205
                  120 + days                        55,521
                                                  --------
                                                  $510,259

Trade accounts receivable collected in cash subsequently through August 19,199 was $263,936.

Cost of sales for the six months ended June 30, 1999 increased to 81% of revenues from 33% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring license fee of $500,000 and royalty income of $283,206 relating to the terminated Solucorp Industries agreement included in the sales in the first six months of 1998. The percentage cost of sales without regard to this income in 1998 was 56% of sales. The increase from 56% in 1998 to 81% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

General and administrative expenses increased by 23% to $591,517 for the six months ended June 30, 1999 from $456,732 for 1998. This increase is primarily due to the increase in legal fees related to the on-going legal action with
Solucorp Industries, increases in mangement personnel, and additional administrative staffing.

Selling expenses increased by 223% to $144,235 for the six months ended June 30, 1999 as compared to $44,584 for the comparable period in 1998. This increase is due to the increased sales effort undertaken by management in 1999.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (continued)

The Company incurred a net loss of -$531,687 for the first six months of 1999, a 249% decrease from the net profit of $787,872 for the same period in 1998, due to the decrease in sales and the increase in other costs mentioned above. Included in this loss is a $22,759 net loss from discontinued operations of the Long Island facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $103,298 at June 30, 1999 as compared to $232,722 at December 31, 1998.

As set forth in Footnote 3 & 4, the Company borrowed an additional $106,000, and sold common stock for $300,000 in the third quarter of 1999. These funds will be used for working capital and to finance additional expansion.

The Company experienced negative cash flows of $96,730 during the period. This is due predominantly to changes in receivables and payables.

Management believes that its current cash position and current operations, and the funds discussed in Notes 3 & 4, will provide adequate cash flow to meet current obligations.

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

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (continued)

YEAR 2000 (continued)

The Company's State of Readiness

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

                                  JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30,1999
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1998

Total revenues for the three months ended June 30, 1999 decreased to $535,221 as compared to $863,972 for the same period in 1998, a decrease of 39%. The Company attributes the decrease predominantly to the non-recurring royalty income of $283,206 received during the second quarter of 1998. The decrease in revenues from 1998 to 1999 without regard to this income is 9.5%. Management anticpates increased revenues in conjunction with its move to New Jersey where there are increased business opportunities.

Cost of sales for the three months ended June 30, 1999 increased to 85% of revenues from 40% of revenues for the same period in 1998. This increase is primarily due to the non-recurring royalty income of $283,206 relating to the terminated Solucorp Industries agreement included in the second quarter 1998 revenue. The percentage cost of sales without regard to this income in 1998 was 60% of sales. The increase from 60% to 85% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

General and administrative expenses increased by 25% to $272,335 for the three months ended June 30, 1999 from $204,901 for 1998. This increase is due to professional fees paid during the second quarter relating to the on-going legal action with Solucorp, increases in management personnel, and additional administrative staffing.

Selling Expenses increased 215% to $81,693 in the second quarter of 1999 from $25,857 for 1998. This increase is due primarily to the additional sales effort undertaken by management in 1999.

The Company incurred net loss of -$259,643 for the second quarter of 1999, a 190% decrease from the net income $287,830 for the same period in 1998, due to the decrease in sales and the other costs mentioned above.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

PART II - OTHER INFORMATION

   Item VI - Exhibits and Reports on Form 8-K

                 Exhibits  No.                       Description
                 -------------                       -----------
                      27                      Financial Data Schedule

                 Reports on Form  8-K for the six  months  ended
                    June 30,1999, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KBF POLLUTION MANAGEMENT, INC.

Dated:  August 19, 1999                         LARRY KREISLER
                                                --------------------------------
                                                LARRY KREISLER - PRESIDENT



Dated:  August 19, 1999                         KATHI KREISLER
                                                --------------------------------
                                                KATHI KREISLER    SECRETARY /
                                                                  TREASURER