Form 10-Q
period 1999-09-30
KBF POLLUTION MANAGEMENT INC
filed 1999-11-15
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



  For Qtr. Ended:             September 30,1999             File No.: 2-20954-NY

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

November 11, 1999:

Common stock, $.00001 par value - 66,463,500 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X ;  No    .
       ---      ---

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999




                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets -
                   September 30, 1999 and December 31, 1998                           3-4

               Statement of Income -
                   Nine Months Ended September 30, 1999 and 1998                        5

                   Three Months Ended September 30, 1999 and 1998                       6

               Statement of Cash Flows -
                   Nine Months Ended September 30, 1999 and 1998                      7-8

               Notes to Financial Statements                                            9

       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                               10-14

PART II - OTHER INFORMATION                                                            15

SIGNATURES                                                                             15

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  BALANCE SHEET
                                     ASSETS


                                                                    9/30/99            12/31/98
                                                                   Unaudited            Audited
                                                                   ---------            --------
CURRENT ASSETS:

   Cash                                                       $    200,622          $    300,213
   Cash - Restricted                                                     0                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $52,688 & $31,183)                                         654,237               421,411
   Marketable Securities - Restricted                               52,230                86,591
   Inventories                                                      17,275                12,707
   Prepaid Expendable Supplies                                      13,821                13,821
   Other Prepaid Expenses                                           66,580                11,854
                                                              ------------          ------------
         Total Current Assets                                    1,004,765               874,097

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,616,006 & $1,371,641)                   3,217,503             1,923,229
   Leased Property under Capital Leases
      (Amortization of $301,854 & $287,226)                        335,263                88,527
   Non Expendable Stock, Parts & Drums                             137,768               137,768
                                                              ------------          ------------
         Total Fixed Assets, Net                                 3,690,534             2,149,524

OTHER ASSETS:

   Security Deposits                                                42,634                 2,844
   Other Receivables                                               401,956               350,820
   License/Patent (Net of Accumulated Amortization
      of $1,750 & $1,000)                                           14,345                13,922
   Other Intangibles                                                89,943                47,279
   Prepaid Financing Cost                                                0                47,070
                                                              ------------          ------------
         Total Other Assets                                        548,878               461,935
                                                              ------------          ------------
                  TOTAL ASSETS                                  $5,244,177            $3,485,556
                                                                ==========            ==========


                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     9/30/99        12/31/98
                                                                    Unaudited        Audited
                                                                    ---------       ---------
CURRENT LIABILITIES:
   Accounts Payable - Trade                                      $   591,887     $    383,367
   Accrued Expenses                                                   66,950          191,509
   Taxes Withheld & Accrued                                               58            5,801
   Deposit Payable                                                         0           40,000
   Current Portion of Capital Lease
       Obligations                                                   111,089           67,768
                                                                 ------------     ------------
         Total Current Liabilities                                   769,984          688,445

LONG-TERM LIABILITIES:
   Long - Term Debt                                                1,275,000                0
   Long - Term Lease Obligations                                     261,878          160,085
                                                                 -----------      -----------
         Total Long - Term Liabilities                             1,536,878          160,085

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       September 30, 1999 - 66,463,500                                   664                0
       Dec. 31,  1998 - 64,034,660                                         0              640
   Capital in Excess of Par Value                                  7,358,295        6,367,040
   Unrealized Gain (Loss) on Available-for-Sale Securities           (34,361)               0
   Retained Earnings (Deficit)                                    (4,387,283)      (3,730,654)
                                                                 -----------       ----------
            Total Stockholders' Equity (Deficit)                   2,937,315        2,637,026
                                                                 -----------     ------------

TOTAL LIABILITIES
      & STOCKHOLDERS' EQUITY (DEFICIT)                           $ 5,244,177    $   3,485,556
                                                                 ===========    =============

See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)



                                                                       NINE MONTHS ENDED
                                                                  9/30/99               9/30/98
                                                                 --------               -------

REVENUES                                                    $    1,940,679      $     2,568,115
--------
LESS: Cost of Operations                                         1,573,038              992,345
----                                                        --------------      ---------------

Gross Profit                                                       367,641            1,575,770

LESS: General & Admin. Expenses                                    852,205              712,244
----
      Selling Expenses                                             205,793               74,397
                                                            --------------       --------------

Operating Income (Loss)                                           (690,357)             789,129

OTHER INCOME (EXPENSES):

Interest Income                                                     53,237               24,032
Interest Expense                                                   (16,241)             (20,139)
Income Tax Provision                                                (3,267)              (4,787)
                                                            ---------------     ----------------

NET INCOME (LOSS)                                                 (656,628)             788,235
-----------------

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                         ( 34,361)            (322,574)
                                                            ---------------      ---------------

COMPREHENSIVE INCOME (LOSS)                                   $   (690,989)      $      465,661
---------------------------                                   =============      ==============


Number of Shares Outstanding                                    66,463,500           58,501,160

Earnings Per Share from Operations                         $          (.01)       $         .01
                                                           ===============       ===============

Earnings Per Share - Net Income (Loss)                     $          (.01)       $         .01
                                                           ===============       ===============

See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)



                                                                      THREE MONTHS ENDED
                                                                 9/30/99               9/30/98
                                                                 -------               --------


REVENUES                                                   $      835,426      $       623,345
--------
LESS: Cost of Operations                                          648,565              339,291
----                                                       --------------       --------------
Gross Profit                                                      186,861              284,054
LESS:  General & Admin. Expenses                                  260,691              260,076
-----
       Selling Expenses                                            61,556               30,600
                                                           --------------       --------------
Operating Income (Loss)                                          (135,386)              (6,622)
OTHER INCOME (EXPENSES):
Interest Income                                                    17,491               16,806
Interest Expense                                                   (5,791)              (5,966)
Income Tax Provision                                               (1,252)              (3,293)
                                                           ---------------      ---------------
NET INCOME (LOSS)                                                (124,938)                 925
------------------
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses                                         (16,491)            (250,812)
                                                           ---------------      ---------------
COMPREHENSIVE INCOME (LOSS)                                  $  ( 141,429)       $    (249,887)
---------------------------                                  =============       ==============
Number of Shares Outstanding                                   66,463,500           58,501,160
Earnings Per Share from Operations                        $          (.01)       $        (.01)
                                                          ===============       ===============
Earnings Per Share - Net Income (Loss)                    $         (.01)       $          .01
                                                          ===============       ===============

See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                    NINE MONTHS ENDED
                                                               9/30/99               9/30/98
                                                               ------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash Received from Customers                      $       1,628,855       $     1,338,870
   Cash Paid to Suppliers & Employees                       (1,948,840)             (806,286)
   Interest & Dividends Received                                 2,101                 1,420
   Interest Paid                                               (16,441)              (20,207)
   Income Taxes Paid                                            (6,708)               (4,672)
                                                     -----------------       ----------------
Net Cash Provided (Used) by
Operating Activities                                          (341,033)              509,125
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Equipment                              24,000                     0
   Cash Purchases of Intangible Assets                         (20,741)                    0
   Cash Purchases of Equipment                              (1,681,931)           (1,107,757)
                                                     ------------------      -----------------
Net Cash Provided (Used) in Investing
Activities                                                  (1,678,672)           (1,107,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Sale of Stock &
    Warrants                                                   500,000               506,670
   Proceeds from Long-Term Debt                              1,470,364                     0
   Repayment of Long-Term Debt &
         Capital Lease Obligations                             (50,250)              (44,727)
                                                     -----------------       ---------------
Net Cash Provided (Used) by Financing
Activities                                                   1,920,114               461,943
                                                     -----------------       ---------------
NET INCREASE (DECREASE) IN CASH                                (99,591)             (136,689)
CASH at Beginning of Period                                    300,213               224,643
                                                     -----------------       ---------------
CASH at End of Period                                $         200,622       $        87,954
                                                     =================       ===============



See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                  9/30/99                    9/30/98
                                                                  -------                    --------

RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                           $    (656,628)          $          788,235
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                  263,562                      187,242
    Amortization                                                      750                          897
    Expenses Paid in Stock                                         76,350                            0
    Bad Debts                                                      39,230                        1,088
    Interest Income                                               (51,136)                           0
    Loss from Discontinued Operations                              22,759                            0
(Increase) Decrease in :
      Restricted Cash                                              27,500                            0
      Trade Accounts Receivable                                  (311,824)                     (25,882)
      Other Receivables                                                 0                     (842,561)
      Inventories                                                  (4,568)                     (10,803)
      Prepaid Expenses & Deposits                                 (47,446)                     176,110
Increase (Decrease) in:
      Accounts Payable                                            361,467                      155,574
      Withholding Taxes Payable                                    (5,441)                      (6,584)
      Deposit Payable                                                   0                       40,000
      Accrued Expenses                                            (55,608)                      45,809
                                                            --------------             --------------
                                                              $  (341,033)              $     509,125
                                                            ==============             ==============
Supplemental schedule of non-cash
investing and financing activities:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses.             $   100,833                $    238,000
                                                              ===========               =============
Common Stock issued for the payment of
underwriting costs, equipment & expenses.                     $   351,220                $          0
                                                              ===========               =============
Common Stock issued for the payment of
notes payable.                                                $         0                $     60,000
                                                              ============              =============

Common Stock received for the
payment of other receivables.                                 $   500,000                $    500,000
                                                            =============               =============

Revaluation of Available-for-sale-securities.                $     34,361                $   (322,574)
                                                            =============               =============


See accompanying notes to financial statements.

                         KBF POLLUTION MANAGEMENT, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 annual report filed on Form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                               9/30/99                 12/31/98
                                              --------                 ---------
Shipping Supplies                            $   2,857                 $   2,857
Reagents                                        14,418                     9,850
                                                ------                     -----
                                              $ 17,275                  $ 12,707
                                              ========                  ========

NOTE 3 - NOTES PAYABLE

As of the date of this report, the Company concluded $1,325,000 of debt financing through AMR, Inc., its wholly owned subsidiary, with twelve (12) private individuals, of which $1,275,000 has been collected as of September 30, 1999. An additional $50,000 was collected in October, 1999. The terms of the obligations call for repayment over 24 months, beginning the date AMR, Inc. commences operations, utilizing 41% of the net pre-tax revenues of the subsidiary to make said repayments, with interest computed at 6.5%. The note also provides for a conversion feature into KBF Pollution Management common stock, converting at market value on the conversion date (of restricted stock less a 25% lack of marketability discount), should any of the obligations remain at the end of the second year. The packages include a business-unit-specific profit participation component for the lender, after the note has been satisfied, which totals 26% of the business-unit-specific profit.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues for the nine months September 30, 1999 decreased to $1,940,679 as compared to $2,568,115 for the same period in 1998, a decrease of 25%. The Company attributes the decrease predominately to the non-recurring initial license fee of $500,000 received during the first quarter of 1998 and royalty income of $321,123, relating to the terminated Solucorp Industries agreement (see 10KSB 12/31/98). Total revenues for the nine months ended September 30, 1999 as compared to the adjusted revenues for the same period in 1998, without regard to the licensing fee and royalty income, increased by 10%. This increase in revenues is due to the Company's move to New Jersey where there are increased business opportunities, along with the Company's expansion of both internal and external sales efforts, increased market penetration and the expansion of the SST processing capabilities.

Trade accounts receivable has increased 38% over the past three months, most of which is 0-30 days. Current trade accounts receivable are as follows:

             0 -30 days                      $480,844
             30-45 days                       125,002
             45-60 days                        17,292
             60-90 days                        16,147
            90-120 days                        10,660
             120 + days                        56,980
                                             --------
                                             $706,925
                                             ========

An allowance for doubtful accounts in the amount of $52,688 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through November 10,1999 was $473,821.

 Long-term accounts receivable (other receivable) represents minimum royalties due from Solucorp relating to the licensing agreement terminated in 1998. These amounts are due December 31, 1999 and are presented at present value, net of an allowance for uncollectability as follows:

              Minimum Royalty                                    $ 750,000
                Discount to Present Value                         (107,753)
                                                                  --------
                Present Value of Minimum Royalty                   642,247
                Interest Earned through September 30, 1999          80,833
                                                                  --------
                Total Other Receivable & Revenue
                       Before Allowance                            723,080
                Allowance for Doubtful Accounts                   (321,124)
                                                                ----------
                Total Other Receivable Presented
                        And Revenue Reflected Herein           $   401,956
                                                                ==========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (continued)

Cost of sales for the nine months ended September 30, 1999 increased to 81% of revenues from 39% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring license fee of $500,000 and royalty income of $321,123 relating to the terminated Solucorp Industries agreement included in sales in the first nine months of 1998. The percentage cost of sales without regard to this income in 1998 was 57% of sales. The increase from 57% in 1998 to 81% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey, and depreciation expenses related to newly acquired equipment.

General and administrative expenses increased by 20% to $852,205 for the nine months ended September 30, 1999 from $712,244 for 1998. This increase is primarily due to the increase in legal fees related to the on-going legal action with Solucorp Industries, increases in management personnel, and additional administrative staffing.

Selling expenses increased by 176% to $205,793 for the nine months ended September 30, 1999 as compared to $74,397 for the comparable period in 1998. This increase is due to the increased sales effort undertaken by management in 1999.

The anticipated savings in moving the Company's facility have predominately been realized, even though costs, as described above, have increased. Facility overhead for 1999, which is predominately rent, is being compared to a period in 1998 when the Company, under a temporary agreement, was paying reduced rent. Further, additional equipment, increasing the Company's capacity, has resulted in increased utility costs, which exceed the 1998 costs. Had capacity remained stable, utility costs would have declined. Depreciation relating to this equipment has also increased costs. The Company's sales efforts and management personnel costs are also greater than they were in 1998, again distorting the comparison. Other cost savings, such as telephone, administrative and facility labor, insurance, etc. are, in fact, lower in New Jersey. Management believes the Company will continue to derive cost saving benefits relating to its move to New Jersey, and that these savings may not be readily apparent as the Company continues to expand its physical capabilities, increase its sales efforts, employ management and generally grow the Company.

The Company incurred a net loss of -$690,989 for the first nine months of 1999, a 248% decrease from the net profit of $465,661 for the same period in 1998, due to the increase in other costs mentioned above.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (continued)


LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $234,781 at September 30, 1999 as compared to $185,652 at December 31, 1998.

As disclosed in Note 3, the Company borrowed an additional $50,000 in the fourth quarter of 1999. Further, the Company expects to receive $157,000 from the exercise of stock options, which would have been called by the Company. $137,000 has been received to date. These funds will be used for working capital and to finance additional expansion.

The Company  experienced  negative cash flows of $99,591 during the period. This
is  due  predominately  to  changes  in  receivables,   payables  and  equipment
purchases.

Management believes that its current cash position and current operations, and the funds discussed above will provide adequate cash flow to meet current obligations.

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

Management has received verbal confirmation from many of the third parties that provide services or products to the Company, and have been assured that they are year 2000 compliant. The Company is presently developing questionnaires to be answered by the third parties regarding their level of year 2000 compliance, so that management has written confirmation as to their status before 1999 is complete.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (continued)

YEAR 2000 (continued)

The Costs to Address the Company's Year 2000 Issues

Management believes the estimated costs in connection with the third party compliance will not be significant.

The Risks of the Company's Year 2000 Issues

Given the nature of the business, management does not believe there is any significant risk, nor will there be any negative impact on their operations from any source relating to Year 2000 readiness.

The Company's Contingent Plans

Due to management's comfort with internal control over the information technology and non-information technology, the Company does not have a contingency plan. Regarding third parties, management believes any potential problems or losses arising from the unknown should be minimal.

SOLUCORP LITIGATION

Judge Susan Reisner, of the Superior Court of New Jersey, who is managing the case, referred the parties to non-binding mediation with the Office of Dispute Resolution of the State of New Jersey. The parties engaged in mediation, but were unsuccessful in resolving the case. Judge Reisner had conducted a case management conference and entered a case management order. The parties are conducting discovery pursuant to the order.

FORWARD-LOOKING STATEMENTS

When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and various assumptions made by management, which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions, and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30,1999
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,1998

Total revenues for the three months ended September 30, 1999 increased to $835,426 as compared to $623,345 for the same period in 1998, an increase of 34%. This increase in revenue is due to the Company's move to New Jersey where there are increased business opportunities, along with the Company's expansion of both internal and external sales efforts, increased market penetration and the expansion of the SST processing capabilities.

Cost of sales for the three months ended September 30, 1999 increased to 78% of revenues from 54% of revenues for the same period in 1998. This increase is primarily due to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

General and administrative expenses remained relatively unchanged for the three months ended September 30, 1999 as compared to the same period in 1998. Management notes that legal costs associated with the Solucorp litigation were relatively insignificant during the third quarter of 1999. Management believes that in subsequent periods there will be increased costs associated with this litigation.

Selling Expenses increased 100% to $61,556 in the third quarter of 1999 from $30,600 for 1998. This increase is due primarily to the additional sales effort undertaken by management in 1999.

The Company incurred a net loss of -$124,938 for the third quarter of 1999, a 13,607% decrease from the net income of $925 for the same period in 1998, due to the increased costs mentioned above.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1999


PART II - OTHER INFORMATION

   Item II Part (c) - Sale of Securities not Registered

(a) The Company sold 1,750,000 shares of unregistered common stock in July of 1999 which were exempt from registration under Section 4(2).

(b) There were no underwriters relating to this sale. The stock was sold to an accredited individual investor.

(c) The stock was sold for $350,000, all of which was received by the registrant.

     The Company issued 1,178,840 shares of stock for payment of accounts payable, underwriting costs, equipment and expenses.

   Item VI - Exhibits and Reports on Form 8-K

                 Exhibits No.                     Description
                 ----------                       ------------
                    27                      Financial Data Schedule

          Reports on Form 8-K for the nine months ended September 30,1999, there were no reports filed on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KBF POLLUTION MANAGEMENT, INC.

Dated:  November 11, 1999                     LARRY KREISLER
                                              -------------------------------
                                              LARRY KREISLER - PRESIDENT

Dated:  November 11, 1999                     KATHI KREISLER
                                              --------------------------------
                                              KATHI KREISLER - SECRETARY /
                                                               TREASURER