Form 10KSB/A
period 1998-12-31
KBF POLLUTION MANAGEMENT INC
filed 1999-11-30
CIK 810162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
           ---------------------------------------------------------

                                 FORM 10-KSB/A-1
                  -------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

                         Commission file number 33-20954

                         KBF POLLUTION MANAGEMENT, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

New York                                                         11-2687588
--------------------------------------------------------------------------------
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

1 JASPER STREET, PATERSON, NEW JERSEY                              07522
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (973) 942-7700
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

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


         On June 24, 1998, the Company formed KBF-LI, Inc., pursuant to the laws of the State of New Jersey. This corporation was formed to take over all operations including closure and processing of incoming material shipments (certain wastewater shipments could be received at the facility without any impact on the closure operation). The Company transferred the remaining assets and improvements, relating to the Long Island location to KBF-LI in exchange for 100% of the issued and outstanding stock of KBF-LI, in accordance with a Board of Directors resolution on July 30, 1998. The investment in KBF-LI (net worth) totaled $86,759.The Company is presently negotiating with an unrelated third party the sale of KBF-LI for $100,000 which should result in no significant loss to the company.

         During the fourth quarter of 1998 the company spent $47,070 as an investment in AMR, Inc., in conjunction with AMR, Inc.'s capital raising activities. These activities resulted in AMR, Inc.'s borrowing of

$1,275,000 from twelve private lenders. The obligations provide for interest at 6.5% per annum and principal repayment, commencing when AMR, Inc. commences operations. Principal repayment will be equal to 41% of AMR, Inc.'s net income until repayment is completed. Any unpaid principal remaining twenty-four months after the commencement of AMR, Inc.'s operations, is convertible into the company's common stock (restricted), convertible at the market price on the date of conversion, less a 25% lack of marketability discount. The lenders, regardless of whether or not a stock conversion was effectuated, as a group, will receive 26% of AMR Inc.'s profits, as long as the related equipment remains in service. The related equipment also secures the obligation. AMR Inc. had no revenue during 1998 and is presently constructing and installing the related equipment and anticipates commencing operations during the first quarter of 2000.


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

PROJECT ENSURE, CERTIFICATE OF RECOVERY Under federal law, the prime generator of hazardous waste remains liable for the waste for as long as it continues to exist. Disposal of the waste by incineration, in a landfill or a deep injection well does not eliminate the generator's liability for cleanup costs if leakage or spillage of the waste occurs.


         Utilization of the Company's Patented "SST", however, terminates the generator's liability. KBF's process removes the waste from the environment, thereby terminating the generator's liability and exempting the generator from the Superfund Generation Tax. When required, the Company issues a certificate of recovery to the customer. The certificate, in conjunction with shipment documentation, has been accepted by regulators (various Federal and State environmental regulators of the customers) that the customer's waste has been recycled. The Company's certificate is not formally endorsed by the United States Environmental Protection Agency. Since the waste ceases to exist, the Company believes that there is no potential liability to the company.


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


WASTE TRANSPORT. The Company uses a waste transporter, Metal Recovery Transportation Corp. ("MRTC") that is licensed in New York, Connecticut, Rhode Island, New Jersey, Massachusetts and New Hampshire. Lawrence Kreisler, President of the Company, is the president and sole shareholder of Metal Recovery Transportation Corp. The Company has an oral agreement with Metal Recovery Transportation Corp to handle the Company's transportation needs. There is no formal agreement existing between the Company and Metals Recovery Transportation Corp. Metals Recovery Transportation Corp. charges the Company an hourly rate based on the type of equipment required and bills monthly for services rendered. The Company paid MRTC $0, $59,914, and $235,097 in 1996, 1997, and 1998, respectively. The Company also utilizes other unaffiliated licensed transport companies. (See "Certain Relationships and Related Transactions.")


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

         The Company provides waste handling equipment to its customers. This equipment is supplied on an "as requested" basis. The Company's service department covers the systems, which have been previously sold, and any new equipment to be sold. The inventory is used to supply the servicing of this equipment under contractual service agreements (generally one year contracts) with customers or on an "on call" basis. (See Manufacturing & Supplies)

GOVERNMENTAL REGULATION; PERMITS

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


         In March of 1998, the Company signed a limited exclusive worldwide license agreement with EPS Environmental, Inc., dba Solucorp Industries, a publicly traded company, trading on the NASDAC electronic bulletin board ("SLUP") for the utilization of the Company's Patented Selected Separation Technology. The terms of the agreement called for an initial license fee of $500,000 plus an additional license fee of $0.0005 per processed gallon of wastewater. The initial licensing fee was to be paid in unrestricted, free trading Solucorp stock. Solucorp represented that it had the ability to issue free-trading shares and the License Agreement contained representations and warranties to that effect. Instead, Solucorp issued restricted and unregistered shares and had agreed in May 1998 to pay for and register the shares and to repurchase, with cash, at least $100,000 worth of the License Fee shares per month. (See the "Legal Proceedings: General Comments with Reference to Solucorp"). Solucorp's stock price has fallen as low as $ 0.333 at the end of December 1998. No additional payments under the agreement were to be in the form of shares of Solucorp stock. The agreement also required royalty payments of 50% of gross per gallon receipts, not to be less than $3,000,000 for the first two years of the agreement. Pursuant to this agreement, all royalty payments due to the Company from Solucorp for the years ended December 31, 1998 and 1999 were to be due and payable in cash on December 31, 1999. Minimum royalty payments for each year after 1999 were to be $2,000,000 per year payable at the end of each year in which the payment accrues and was due in cash. The agreement, which had a five-year term, with automatic five-year continuous renewal, was terminated on September 23, 1998.


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

         Pursuant to a license agreement between Mr. Kreisler and the Company, executed in November 1997 upon ratification by the shareholders of the Company, the Company is able to utilize the Selective Separation Technology in its operations, as well as other related technologies for which patents are currently pending. In accordance with Schedule B of the License Agreement with Mr. Kreisler, the conditions upon which royalty payments begin to accrue (gallons processed in excess of 1,500,000 per annum), have not yet been attained by the Company. Accordingly, no royalty payments have been made or accrued. The Company anticipates the relevant conditions to be satisfied by the Company in the second quarter 1999 (see Note 8 of the Notes to Financial Statements). The license agreement has a minimum 15 year minimum term, and then subsequent 5 year evergreen terms. The license agreement can be terminated after the minimum term by either party, which would then fix the remaining life at five years therefrom.


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

                                                                                        Year Ended December 31.
                                                                                        -----------------------
                                                                                  1998                           1997
                                                                                  ----                           ----
SUMMARY OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA)

Net Revenues                                                                     3,079                          1,927
Net Income                                                                         386                           (208)
EARNINGS PER SHARE                                                                0.01                          (0.01)

SUMMARY OF
BALANCE SHEET

Current Assets                                                                     921                            762
Current Liabilities                                                                688                            631
Working Capital                                                                    233                            131

Total Assets                                                                     3,486                          1,949
Total Long-Term Debt                                                               160                            190
Total Liabilities                                                                  848                            821
Stockholders' equity                                                             2,637                          1,128

ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

         Results of operations for the year Ending
         December 31, 1998 as Compared to the Year Ended
         December 31, 1997


Total revenues for the year ended December 31, 1998 increased to $3,078,567 as compared to $1,926,895 for the same period in 1997, an increase of 60%. The
Company attributes the increase to a rise in sales volume, along with the collection (in restricted common stock - see Notes to Financial Statements - #3) of the licensing fee (of $500,000) and royalty income accrued ($350,820) in 1998 (see Footnotes 7 & 9 ).

The revenues from the licensing fee and royalties were derived from the terminated (see legal proceedings) license agreement with Solucorp and accounted for 28% of the 1998 revenue. Although there were potential problems relating to the Solucorp agreement in May of 1998, the company continued to honor the agreement and incurred expenses against which the minimum royalties were designed to be matched. The market value of the restricted common stock received, as of December 31, 1998, was $86,591. A permanent decline of $373,430 is reflected as a loss on the statement of Income. Solucorp repurchased stock for cash in the amount of $39,979. The company received no other cash payments from Solucorp. Absent the Solucorp revenues, the 1998 revenue was $2,226,747 as compared to $1,926,892 for the same period in 1997, for an adjusted increase of 16%. Management expects this trend to continue due to increased market penetration, resulting from both internal and external sales efforts, and, expansion of SST processing capabilities.


Despite  the  increase  in  sales  volume,   accounts  receivable  has  remained
relatively constant. Current trade accounts receivable are as follows:


                        0-30 days    $   233,285
                       30-45 days        110,535
                       45-60 days         18,725
                       60-90 days         12,425
                      90-120 days          5,065
                       120 + days         72,559
                                     -----------
                                     $   452,592

An allowance in the amount of $31,183 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the company's collection history, management believes this allowance is adequate.


Trade accounts receivable collected in cash subsequently through March 26,1999 was $431,450.


Long-term accounts receivable (other receivable) represents minimum royalties due from Solucorp (see Footnotes 3,7,9, & 18) relating to the licensing agreement terminated in 1998. These amounts are due December 31, 1999 and are presented at present value, net of an allowance for uncollectability as follows:

     Minimum Royalty                                            $ 750,000
              Discount to Present Value                          (107,753)
                                                                ---------
              Present Value of Minimum Royalty                    642,247
              Interest Earned through December 31, 1998            29,697
                                                                ---------
              Total Other Receivable & Revenue
                     Before Allowance                             671,944
              Allowance for Doubtful Accounts                    (321,124)
                                                                ---------
              Total Other Receivable Presented
                      And Revenue Reflected Herein              $ 350,820
                                                                =========

Cost of sales for the year ended December 31, 1998 decreased to 46% of revenues from 66% of revenues for the same period in 1997. This decrease is the result of the increase in total revenues mentioned above.

General and administrative expenses increased by 53% to $1,221,375 for the year ended December 31, 1998 from $806,027 for 1997. This increase is due to the continued operation of two facilities, legal fees to register as a reporting company (approx. $15,000) and litigation fees (approx. $65,000) regarding Solucorp. In addition, there were costs (approx. $50,000) related to the closure of the New York facility under New York State Department of Environmental Conservation regulations. Legal fees associated with the Solucorp license litigation will continue to occur and management estimates that the company will incur $100,000 of litigation related expenses in 1999.


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


The Company is exploring areas to raise capital, which include both debt and equity sources. In that regard, as of the date of this report $1,000,000 of debt financing has been concluded.

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


The Company received acceptance from New York State Department of Environmental Conservation of the closure of the Long Island Facility. There will be no further additional closure costs, however management believes that there may be additional costs related to the Long Island facility but that these costs will not be material. In addition, the Long Island operation is no longer subject to any lease provisions or obligations. KBF's operation facilitated the closure of the facility, which is to the benefit of the landlord, therefore no rent was being charged. There has been no lease provision between the parties since December 1997.


The following is a schedule of the anticipated cost savings associated with the Companies move to Paterson New Jersey.


Expense                            Savings          Comments
-------                            -------          --------
Office and Facility Labor          $60,000      Cheaper Hourly rates
Rent                               $  0,00      Same monthly expense for twice the space
Utilities                          $25,000      Cheaper Electric Rates and Incentives
Real-estate Tax                    $30,000      Cheaper Tax Rate
Telephones                         $15,000      Cheaper rates
Sewer Usage charge                 $25,000      Built into real estate tax.


Significantly all of the foregoing savings have been realized since the Company's move to New Jersey during 1998. Comparisons to periods when the Company was paying significantly reduced rents, under temporary agreements, along with costs associated with the Company's increased capacity, through equipment purchases, increased sales efforts, increased management, and other costs expended to grow the company, make these savings difficult to detect. Management believes that the Company will continue to derive cost saving benefits relating to this move.


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

              NAME
         AND ADDRESS OF                       AMOUNT AND          PERCENTAGE
           BENEFICIAL                          NATURE OF              OF
      HOLDER OR IDENTITY OF                   BENEFICIAL          OUTSTANDING
              GROUP                                              OWNERSHIP STOCK
--------------------------------------------------------------------------------
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

Kevin Kreisler                            26           Since July 1998                Vice President
                                                                                      Director

Frederick Eisenbud                        52           Since January 1998             Director

Stephen Lewen                             46           Since January 1998             Director

Joseph J. Casuccio, Jr., CPA              47           Since January 1998             Chief Financial Officer
                                                                                      Vice President
                                                                                      Director

Anthony Leteri                            48           January to December            Director
                                                       1998

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

                                                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                    Annual Compensation                   Compensation
                                                    -------------------                   ------------
Name and Principal                                                      Other Annual         Awards,         All Other
Position                   Year         Salary ($)       Bonus ($)      Compensation     Options/SARs(#)    Compensation
--------                   ----         ----------       ---------      ------------     ---------------    ------------
Kathi A. Kreisler         1998         $  65,267             --                --         7,500,000              --
Vice President
                          1997         $   3,500             --         See Below           500,000              --
                          1996                        $   8,325         See Below                                --
Lawrence Kreisler,        1998         $ 167,791             --                --         5,400,000              --
President
                          1997         $ 152,503             --         See Below                --              --
                          1996         $ 195,474             --         See Below                --              --
James Aiello,             1997                --             --         $  20,000                --              --
Acting CEO
                          1996                --             --         $  24,000                --              --
Kevin Kreisler            1998         $  30,000             --         See Below                --              --
Vice President



         There were new stock options granted to the named executive officers. In January 1998, Kathi Kreisler was issued 7,500,000 options for past services rendered and unpaid salary (See "Employment

Arrangements") totaling $600,000. Lawrence Kreisler was issued 400,000 options for past services rendered and unpaid salary totaling $32,000. The options were granted at an exercise price of $0.40 per share, which was equal to the market value on the date the options were granted. Therefore, since the company has elected to utilize APB 25 to account for employee stock options, these option grants did not result in any compensation expense being recorded in the company's financial statements. Certain stock options granted to the executive officers were revised and reallocated. (See "Stock Options" for further information.)


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


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                  Value
                                                 Realized
                                                  Market
                                               price at FY                                           Value of Unexercised
                                   Share           End                  Number of Securities        in-the-Money Options at
                                 on exercise     Exercise              Underlying Unexercised       FY-End Market Price of
                                  acquired         less              Options at Fiscal Year-End      shares at FY-End ($)
                                 on exercise     exercise                        (#)                  less exercise price
Name                                 (#)           price)           Exercisable    Unexercisable   Exercisable  Unexercisable
----                                 ---           ------           -----------    -------------   -----------  --------------
Kathi Kreisler                         0             --              10,759,270                    $  321,615        N/A
Lawrence Kreisler                      0             --               9,474,278                    $  403,115        N/A
Kevin E. Kreisler                      0             --               1,250,000                    $  125,000        N/A
Joseph Casuccio                                                         728,550                    $   70,699        N/ A


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


         In 1998 the company issued to unrelated third parties, 2,775,000 options for the arranging of the debt financing for the AMR expansion project. The options are exercisable for a period of five years and execrable at $0.15-$0.21 per share, equal to the market value at grant date.

         In 1998 the company issued to unrelated third parties, in payment of services rendered in connection to various consulting services, 325,000 options that are exercisable for a period of five years at $0.20 per share, equal to the grant date.

         In 1998 the company issued to unrelated third parties, in payment of services rendered in connection with facility construction, 812,000 options that are exercisable for a period of ten years at $0.10 - 0.21 per share, with a market value of a lesser amount at grant date.

         In 1998, in connection with previously reported capital raises, the company issued 2,695,000 options for an exercisable period of five years and exercisable at $0.15-$0.25 per share with a market value of $0.25-$0.32 at grant date. These options include the renegotiated M.H. Meyerson options.

         In 1996, to unrelated third parties in payment of services rendered in connection to various consulting services, 1,500,000 options were issued that are exercisable for a period of ten years at $0.10 per share, equal to the grant date.

         In 1997, the Company issued 1,500,000 options to certain employees, as an incentive to move to New Jersey along with the Company corporate relocation, to purchase shares of Common Stock for $0.10 per share over a 10-year period. Kathi Kreisler, Scott Kreisler and Kevin Kreisler, affiliates of the Company, received 500,000, 200,000 and 200,000 of such options respectively.

         In 1996, the Company issued to Kevin Kreisler, for prior years salaries and various projects, 850,000 options. The options are exercisable for ten years at $0.10 per share, equal to market value at grant date.

         In 1996, the Company issued to Scott Kreisler, for prior years salaries, 650,000 options. The options are exercisable for ten years at $0.10 per share, equal to market value at grant date.

         In 1996, the company issued to an employee of the company 20,000 options. The options are exercisable for ten years at $0.10 per share, equal to market value at grant date.


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


         Metal Recovery Transportation Corp. received from the company $ 0, $ 59,914, and $ 235,097, in 1996,1997 and 1998 respectively. Metal Recovery Transportation Corp. has operated at virtually break-even levels since inception and as such, management believes that the company is benefitting with favorable pricing as compared to those, which could be obtained from unrelated parties.


         In November 1997, the Company executed a License Agreement with Lawrence Kreisler, President of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's Patent Rights that are defined as "The Selective Separation Technology" for the purpose of resource recovery of industrial metal bearing waste." (See "Description of Business - Patents and Proprietary Information"). The license applies to any improvements or related inventions. The Company may assign or sub-license the License with prior written consent which shall not be unreasonably withheld. Mr. Kreisler shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term after which time changes to 5-year evergreen term. In accordance with Schedule B of the relevant License Agreement, the condition upon which royalty payments begin to accrue has not yet been satisfied by the Company. Accordingly, no royalty payments have been made or accrued. The Company anticipates the relevant condition to be satisfied by the Company in the second quarter 1999. The company provides no financial support for any improvements or related inventions to the SST process which might or have resulted in additional patents being issued to Mr. Kreisler.

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



         Titles of Class                  Approximate number of holders
         Titles of Class                  of record as of March 26, 1999
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

Notes to Financial Statements.

Financial data schedule-December 31, 1998 - exhibit 27

                                    PART III

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.

         a) The following financial statements are included in Part II, Item 8 and are attached hereto:


                      i)       Balance Sheets
                               a)   December 31, 1998
                               b)   December 31, 1997

                      ii)      Statements of Income Years Ended
                               a)   December 31, 1998
                               b)   December 31, 1997

                      iii)     Statements   of   Stockholders'   Equity  a)
                               January 1, 1997 to December 31, 1998.

                      iv)      Statements of Cash Flow Years Ended
                               a)  December 31, 1998
                               b)  December 31, 1997

                      v)       Notes to Financial Statements

         (b)          Reports on Form 8-K.

                      i)       None.

         (c)          Exhibits.

Exhibit
Number                                                   Description
------                                                   -----------

      10.1*      -   Lease/purchase agreement between the Company and Wasco Funding Co. dated March 24, 1993.
      10.2*      -   Employment Agreement between the Company and Lawrence Kreisler dated October 15, 1992.
      10.3*          Employment Agreement between the Company and Kathi Kreisler dated October 15, 1992
      10.4**     -   Amended Lease/purchase agreement between the Company and Wasco Funding Co. dated March 25,1994.

      10.5*****  -   Stipulation,  dated June 26,  1997,  between  the Company and John  Spollen,  Receiver  f/b/o Apple Bank for
                     Savings
      10.6***    -   1998 Stock Option Plan

      10.7       -   License Agreement as and between Lawrence M. Kreisler and the Company

      10.8       -   License Agreement as and between the Compaany and Solucorp Industries

      27         -   Financial Data Schedule
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

(Registrant)                KBF POLLUTION MANAGEMENT, INC.
            ----------------------------------------------------


By (Signature and Title       \s\ LAWRENCE KREISLER
                       -----------------------------------------
                                  LAWRENCE KREISLER, PRESIDENT

Date:             November 3, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By (Signature and Title   \s\ LAWRENCE KREISLER
                       ----------------------------------------------------
                              LAWRENCE KREISLER,       CHAIRMAN OF THE BOARD,
                                                       CHIEF EXECUTIVE OFFICER,
                                                       PRESIDENT,
                                                       DIRECTOR

Date:             November 3, 1999


By (Signature and Title   \s\ JOSEPH J. CASUCCIO, JR.
                       ----------------------------------------------------
                              JOSEPH J. CASUCCIO, JR.,   CHIEF FINANCIAL OFFICER
                                                         VICE PRESIDENT,
                                                         DIRECTOR (ALSO CHIEF
                                                         ACCOUNTING OFFICER)

Date              November 3, 1999



By (Signature and Title   \s\ KATHI KREISLER
                       ----------------------------------------------------
                              KATHI KREISLER,       CHIEF ADMINISTRATIVE OFFICER
                                                    VICE PRESIDENT,
                                                    SECRETARY, TREASURER,
                                                    DIRECTOR

Date              November 3, 1999


By (Signature and Title   \s\ KEVIN KREISLER
                       ----------------------------------------------------
                              KEVIN KREISLER,            VICE PRESIDENT,
                                                         DIRECTOR

Date              November 3, 1999

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT..................................................31

BALANCE SHEET.................................................................32

STATEMENT OF INCOME...........................................................34

STATEMENT OF STOCKHOLDERS' EQUITY.............................................35

STATEMENT OF CASH FLOWS.......................................................36

                                    EXHIBIT A
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES




      Irving Handel & Co.                             Tel: 516-295-9290

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

/s/ Irving Handel & Co.
-----------------------

March 24, 1999
Woodmere, NY 11598

                                    EXHIBIT A
                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  BALANCE SHEET
                                     ASSETS



                                                                                     12/31/98           12/31/97
                                                                                     --------           --------

CURRENT ASSETS:

      Cash                                                                          $  300,213         $  224,643
      Cash - Restricted                                                                 27,500                  0
      Marketable Securities                                                             86,591                  0
      Accounts Receivable (Net of allowance                                            421,411            290,613
          for doubtful accounts of  $31,183 and $26,782)
       Inventories                                                                      12,707             11,670
       Prepaid Expendable Supplies                                                      13,821             14,246
      Other Prepaid Expenses                                                            11,854              7,682
                                                                                    ----------         ----------

           Total Current Assets                                                        874,097            548,854

FIXED ASSETS:
      Property, Equipment & Improvements
          (Net of Accumulated Depreciation &
          Amortization of $1,371,641 and $1,670,954)                                 1,923,229          1,018,949
      Leased Property under Capital Lease Obligations
          (Net of  Accumulated Depreciation &
          Amortization of $287,226 and $378,869)                                        88,527            108,030
       Non-Expendable Stock, Parts & Drums                                             137,768            139,368
                                                                                    ----------         ----------


            Total Fixed Assets, Net                                                  2,149,524          1,266,347

OTHER ASSETS:
      Security Deposits                                                                  2,844              7,662
      Other Receivable                                                                 350,820                  0
      License/Patent (Net of Accumulated Amortization
          of $1,000  and $11,164)                                                       13,922              9,165
      Capitalized Permit Costs                                                          47,279             89,179

       Prepaid Financing Costs                                                          47,070                  0
       Restricted Cash                                                                       0             27,500
                                                                                    ----------         ----------


            Total Other Assets                                                         461,935            133,506

                                                                                    ----------         ----------
                           TOTAL ASSETS                                             $3,485,556         $1,948,707
                                                                                    ==========         ==========


                 See accompanying notes and accountant's report.

                                   EXHIBIT A
                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY


                                                                                      12/31/98                12/31/97
                                                                                      --------                --------


CURRENT LIABILITIES:

      Accounts Payable - Trade                                                    $        383,367        $        454,657
      Accrued Expenses                                                                     191,509                  52,354
      Taxes Withheld & Accrued                                                               5,801                  11,873
      Deposit Payable                                                                       40,000                       0
      Current Portion of Long-Term Debt                                                          0                  60,000
      Current Portion of Capital Lease Obligations                                          67,768                  51,832
                                                                                  ----------------        ----------------
           Total Current Liabilities                                                       688,445                 630,716

LONG-TERM LIABILITIES:

      Capital Lease Obligations (Net of Current Portion)                                   160,085                 189,977
                                                                                  ----------------        ----------------

           Total Long-Term Liabilities                                                     160,085                 189,977

STOCKHOLDERS' EQUITY:

      Com. Stock par Value .00001 per Share
          Authorized - 500,000,000 Shares Issued
          And Outstanding
             December 31, 1998 - 64,034,660                                                    640
             December 31, 1997 - 49,112,690                                                                            491

      Capital in Excess of Par Value                                                     6,367,040               4,871,362
      Retained Earnings (Deficit)                                                       (3,730,654)             (3,743,839)
                                                                                  ----------------        ----------------
           Total Stockholders' Equity                                                    2,637,026               1,128,014
                                                                                  ----------------        ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      3,485,556        $      1,948,707
                                                                                  ================        ================



                 See accompanying notes and accountant's report.

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                               STATEMENT OF INCOME


                                                                                  YEAR ENDED               YEAR ENDED
                                                                                   12/31/98                 12/31/97
                                                                                  ----------               -----------

REVENUES:                                                                        $       3,078,567        $     1,926,895

      Less:
           Cost of Operations                                                            1,438,639              1,277,974
                                                                                 -----------------        ---------------

      Gross Profit                                                                       1,639,928                648,921

      Less:
           General and Administrative Expenses
           Advertising                                                                   1,221,375                806,027
           Maintenance and Repairs                                                           4,218                  7,519
                                                                                            27,134                 42,246
                                                                                 -----------------        ---------------
      Operating Income (Loss)                                                              387,201               (206,871)


OTHER INCOME (EXPENSES):

      Interest Income                                                                       31,035                  1,236
      Interest Expense                                                                     (25,740)                (1,656)
      Unrealized Loss on Available for Sale Securities                                   (373,430)                      0
                                                                                 -----------------        ---------------

      Income (Loss) before Provision for Income Tax                                         19,066               (207,291)
      Less:  Income Tax Provision                                                            5,887                    344
                                                                                 -----------------        ---------------

      NET INCOME (LOSS)                                                          $          13,179        $      (207,635)
                                                                                 =================        ===============

OTHER COMPREHENSIVE INCOME (LOSS)                                                                0                      0
                                                                                 -----------------        ---------------

COMPREHENSIVE INCOME (LOSS)                                                      $          13,179        $      (207,635)
                                                                                 =================        ===============

EARNINGS PER COMMON SHARE:
Basic                                                                            $           .0001                 (.0001)
                                                                                 =================        ===============

Diluted                                                                          $           .0001        $        (.0001)
                                                                                 =================        ===============





                 See accompanying notes and accountant's report.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                      JANUARY 1, 1997 TO DECEMBER 31, 1998



                                                                     Common Stock
                                                                  (Par Value $.0001)       Capital in       Retained
                                                                Shares         Amount        Excess          Earnings        Total
                                                                                             Of Par         (Deficit)
                                                                ------         ------      ----------       ---------        -----

BALANCE, January 1, 1997                                     43,405,546    $       434    $ 4,344,671    $(3,536,203)   $   808,902
Common Stock issued                                           5,707,144             57        586,291                       586,348
Rounding                                                                                                          (1)            (1)
Underwriting Costs                                                                            (59,600)                      (59,600)
NET LOSS for the Year Ended December 31, 1997                                                               (207,635)      (207,635)
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1997                                   49,112,690            491      4,871,362     (3,743,839)     1,128,014
Common Stock issued                                          14,921,970            149      1,415,356              0      1,415,505
Options Granted                                                                               538,814                       238,222
Underwriting Costs                                                    0              0       (458,492)             0       (157,900)
Rounding                                                                                                           6              6
NET INCOME for the Year Ended December  31, 1998                                                              13,179         13,179
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE, December 31, 1998                                   64,034,660    $       640    $ 6,367,040    $(3,730,654)   $ 2,637,026
                                                            ===========    ===========    ===========    ===========    ===========




                 See accompanying notes and accountant's report.

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                             STATEMENT OF CASH FLOWS



                                                                                               YEAR ENDED               YEAR ENDED
                                                                                                12/31/98                 12/31/97
                                                                                               ----------               ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Cash received from Customers                                                             $ 2,092,548              $ 1,954,700
      Cash Paid to Suppliers and Employees                                                      (1,662,180)              (2,078,014)
      Interest and Dividends Received                                                               31,035                    1,236
      Interest Paid                                                                                (25,955)                 (34,601)
      Income Taxes Paid                                                                             (4,068)                    (604)
                                                                                               -----------              -----------
      Net Cash Provided (Used) by Operating Activities                                             431,380                 (157,283)

CASH FLOWS FROM INVESTING ACTIVITIES:

      Investment in Patent                                                                          (3,201)                       0
      Cash Purchases of Equipment                                                               (1,241,738)                  (9,390)
                                                                                               -----------              -----------

      Net Cash Provided (Used) in Investing Activities                                          (1,244,759)                  (9,390)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from Sale of Stock and Warrants                                                   1,028,305                  518,228
      Underwriting Costs                                                                           (75,400)                 (59,600)
      Repayment of Long-Term Debt and Capital Lease
          Obligations                                                                              (63,956)                 (86,486)
                                                                                               -----------              -----------
      Net Cash Provided (Used) by Financing Activities                                             888,949                  372,142
                                                                                               -----------              -----------
NET INCREASE (DECREASE) IN CASH                                                                     75,570                  205,469

CASH at Beginning of Year                                                                          224,643                   19,174
                                                                                               -----------              -----------
CASH at End of Year                                                                            $   300,213              $   224,643
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

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                             STATEMENT OF CASH FLOWS




                                                                                              YEAR ENDED         YEAR ENDED
                                                                                               12/31/98           12/31/97
                                                                                              ----------         ----------


RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                             $  13,179          $(207,635)
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
           Depreciation                                                                         360,392            237,368
           Amortization                                                                             164              1,196
           Accounts Payable Paid in Stock                                                             0             22,830
           Expenses Paid in Stock/Options                                                        59,923             45,290
           Bad Debts                                                                              4,401             (2,781)
           Write-Off of Permit Costs                                                                  0              6,401
           Unrealized Loss on Available for Sale Securities                                     373,430                  0
      (Increase) Decrease in:
           Trade Accounts Receivable                                                           (135,199)            27,805
           Other Receivables                                                                   (810,841)            20,340
           Inventories                                                                             (612)             6,109
           Prepaid Expenses & Deposits                                                          186,744           (171,537)

      Increase (Decrease) in:
           Accounts Payable                                                                     206,710            (36,499)
           Withholding Taxes Payable                                                             (6,072)            (1,254)
           Deposit Payable                                                                       40,000                  0
           Accrued Expenses                                                                     139,161           (104,916)
                                                                                              ---------          ---------

                                                                                              $ 431,380          $(157,283)
                                                                                              =========          =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the payment of accounts payable and accrued
expenses                                                                                      $ 244,700          $  22,830
                                                                                              =========          =========
Common Stock issued for the payment of notes payable                                          $  60,000          $       0
                                                                                              =========          =========
Common Stock received for the payment of other receivables
                                                                                              $ 500,000          $       0
                                                                                              =========          =========
Common Stock and Options issued for the payment of
Underwriting costs, equipment and expenses                                                    $ 320,722          $ 463,220
                                                                                              =========          =========
Revaluation of Common Stock received                                                          $(373,430)         $       0
                                                                                              =========          =========




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


Non-Expendable Stock, Parts, and Drums

Non-expendable stock, parts ,and drums represent an imprest supply of items which generally have a life of one year or less. The level of this supply is adjusted as a function of the company's sales volume. Replacements are expensed as incurred. The value of these assets at each balance sheet date is not materially different than the depreciated cost of the individual assets on hand on that date.

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

License Agreements

The license agreement with Solucorp (see Note 9) contained an initial license fee of $500,000; this fee then being recognized over the life of the initial license term. At the date the license was terminated, September 30,1999, the company was relieved of all obligations under it, and all remaining deferred amounts were recognized as revenue.


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

NOTE 3  - MARKETABLE SECURITIES


In conjunction with the license agreement discussed in Notes 7 & 9, and further to an unenforceable modification to the license agreement, the Company received 190,550 shares of restricted (under Section 144) common shares of Solucorp
Industries, Ltd., on May 21, 1998, as payment against the $500,000 for the initial license fee due to the Company, pursuant to the terms of its (now terminated) license agreement with Solucorp. The issuance of the restricted shares did not constitute satisfaction of the license agreement terms and conditions and was moreover not precipitated through what the Company believes to be the fraudulent representations of Solucorp Industries, Ltd. and Joseph Kemprowski. The shares, however, do retain some minimal market value, which value is being recognized herein. The Company is currently pursuing full payment of the license fee in its pending litigation against Solucorp Industries, Ltd. (see Note 18). The Company has presented these securities herein as available-for-sale securities, adjusted to market value. Since trading of these shares has been suspended, market value has been determined to be the closest gray market price per share at December 31, 1998, less a 25% lack of marketability discount. Because the Section 144 restriction expires on May 21, 1999, within twelve months of the balance sheet date, and the shares can, under certain circumstances, be sold even though restricted, the securities are presented as current assets. Based on the foregoing and in conjunction with FAS 115 & 130, these securities are presented at a fair market value of $86,591 and the unrealized loss is presented as a loss in the current period as management has determined that the decline in value is other than temporary. The chart below describes the foregoing:




              SOLUCORP INDUSTRIES, LTD:               12/31/98        12/31/97
              -------------------------               --------        --------
              Shares Owned                             183,262        0
              Quoted Price                                 .63        0
              Quoted Value                             115,455        0
              Lack of Marketability Discount            28,864        0
              Fair Value presented herein               86,591        0
                                                       =======        =

NOTE 4 -  INVENTORIES

Inventories are comprised of the following major categories:

                                                                            12/31/98            12/31/97
                                                                            --------            --------
Shipping Supplies                                                            $ 2,857             $ 4,985

Reagents                                                                       9,850               6,685
                                                                             -------             -------

                                                                             $12,707             $11,670
                                                                             =======             =======


NOTE 5 -  OTHER PREPAID EXPENSES

The items included in other prepaid expenses are as follows:

                                                                   1998                       1997
                                                                   ----                       ----

Prepaid Insurance                                             $    11,854                 $    7,682
                                                              ===========                 ==========



NOTE 6 -  FIXED ASSETS

Fixed assets are categorized and listed below:

                                                           Balance           Additions         Retirements         Balance
Property, Equipment & Improvements                       at 12/31/97           1998               1998           at 12/31/98
----------------------------------                       -----------           ----               ----           -----------
Facility                                            $       1,604,772    $   1,392,271           138,974    $     2,858,069
Office Equipment, Computers

     &  Furnishings                                           219,369           35,085           150,147            104,307
Manufactured Equipment Leased Out                              72,999                0                 0             72,999
Equipment                                                     451,596                0           241,267            210,329
Leasehold Improvements                                        155,069           49,166           155,069             49,166
Assets Under Construction                                     186,098         (186,098)                0                  0
                                                    -----------------------------------------------------------------------
     SUB TOTAL                                              2,689,903   $    1,290,424        $  685,457          3,294,870
                                                                        ===============       ==========

Less: Accumulated Depreciation

     and Amortization                                      (1,670,954)                                           (1,371,641)
                                                           ----------                                           -----------
      NET                                                $  1,018,949                                       $     1,923,229
                                                         ============                                       ===============


Leased Equipment Under Capital Leases

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998




Office Equipment & Furniture                               $  135,039   $            0       $    90,112     $       44,927
Equipment                                                     351,860                0            21,034            330,826
                                                      ---------------    -------------    --------------   ----------------

     SUB TOTAL                                                486,899    $           0   $       111,460            375,753
                                                                         =============   ===============    ---------------
Less: Accumulated Amortization                               (378,869)                                             (287,226)
                                                      ----------------                                      ----------------
       NET                                            $       108,030                                      $         88,527
                                                      ===============                                      ================





Depreciation charged to operations, which includes amortization of capital lease obligations, was $360,392 and $237,368 for the years ended December 31, 1998 and 1997, respectively. Leased equipment secures the related capital lease obligations.

NOTE 7 - OTHER RECEIVABLES


In conjunction with the license agreement discussed in Notes 3 & 9, the Company accrued minimum royalties of $750,000 which are due on December 31, 1999. This amount represents the prorated ( six out of twenty-four months) minimum royalty of $3,000,000 for the for the first two years of the contract. This receivable and the related revenue has been presented in the financial statements at present value along with related interest earned to date. The Company has considered all information available at this time concerning Solucorp Industries, Ltd. and has presented the receivable and the related revenue net of an allowance for doubtful accounts as detailed below:


              Minimum Royalty                                        $  750,000
              Discount to Present Value                                (107,753)
                                                                     ----------
              Present Value of Minimum Royalty                          642,247
              Interest Earned through December 31, 1998                  29,697
                                                                     ----------
              Total Other Receivable & Revenue
                     Before Allowance                                   671,944
              Allowance for Doubtful Accounts                          (321,124)
                                                                     ----------
              Total Other Receivable Presented

                      And Revenue Reflected Herein                   $  350,820
                                                                     ==========

NOTE 8 - PATENT

The Company obtained a United States patent on its waste volume reduction unit and method in August, 1988. The costs incurred to obtain the patent have been capitalized and are being amortized over a 17 year life.


In June 1995, the Company's President, Lawrence Kreisler, submitted a patent application on the "Selective Separation Technology" technique currently being used. Mr. Kreisler had developed this process prior to the formation of KBF Pollution Management, Inc. On February 3, 1998, the US Patent and Trademark Office issued a Notice of Allowance for this patent. On May 19, 1998, the US Patent and Trademark Office issued the final patent on the technology (Patent
No.: 5,735,125). Under a licensing agreement with Mr. Kreisler, the Company is utilizing the patent in its operations. The agreement calls for royalty payments commencing when the Company has processed in excess of 1.5 million gallons of chargeable waste in a given year. There is no royalty due on the first 1.5 million gallons per annum. At that point, royalties are paid at rates beginning at $.10 per gallon and decreasing to $.03 per gallon at a processing rate of 6,050,000 annually.


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


The payment as against the initial fee described in Note 3 was recognized as income in the current period, on the statement of income, in revenue from normal operation.

On September 30, 1998, the Company formally terminated this contract and brought suit against Solucorp Industries, Ltd. for breach of contract and fraud damages (see Note 18- Commitments & Contingencies). While the contract has been terminated, the partial payment against the initial license fee continues to be recognized as revenue as the fee is non-refundable.


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


It should be noted, that these permit costs are related to the Long Island location, and have been transferred to KBF-LI. They are included in the assets to be sold under a "letter of intent" to sell the Long Island operation. The assets to be sold are presented at the lower of their carry amounts or their fair value less costs to sell and total $62,759.


NOTE 11 - ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:



                                                                        1998                            1997
                                                                        ----                            ----

           Insurance                                               $     25,409                      $  11,535
           Utilities                                                      3,000                          5,770
           Professional Fees                                              5,250                          8,600
           Facility Equipment                                           100,476                              0
           Other Accrued Expenses                                        37,374                         26,449
                                                                   ------------                      ---------

                                                                   $    191,509                      $  52,354
                                                                   ============                      =========





NOTE 12 -  LONG-TERM DEBT

Long-term debt consists of the following:



                                                                                         12/31/98         12/31/97
                                                                                         --------         --------
Notes payable to certain significant shareholders who
advanced money to the Company. This obligation is due
on demand and bears an interest rate of 10% per annum.                                $         0       $    60,000
(In the third quarter of 1998, this note was paid by
the issuance of common stock at $.10 per share).


          Less: Current Portion                                                                 0            60,000
                                                                                      -----------       -----------
          Long-Term Portion                                                           $         0       $         0
                                                                                      ===========       ===========




                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 13 - LEASES

CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through April 2002. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1998:

                    1999                           $     85,502
                    2000                                 85,502
                    2001                                 85,502
                    2002                                  4,861
                    Thereafter                                0
                                                   ------------
Total minimum lease payments                            261,367
Amounts representing interest                           (33,514)
        Present value of net minimum

           lease payments remaining                     227,853
        Less: Current portion                            67,768
                                                  -------------
        Long -Term Portion                        $     160,085
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

                                  $ 1,017,150
                                  ===========

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


4) 2,695,000 options to unrelated third parties in payment for services rendered in connection with previous capital raises. The options are exercisable for a period of five years, exercisable at $.15 - $.25 per share, with a market value of $.25 - $.32 at grant date. In accordance with FAS 123 these options have been valued at $300,592, as underwriting expenses relating to prior capital raises.


5) 812,000 options to unrelated third parties in payment for services rendered in connection with the facility construction. The options are exercisable for a period of ten years, exercisable at $.10 - $.21 per share, with a market value of a lesser amount at grant date. In accordance with FAS 123 these options have been valued utilizing the Black-Scholes model and included in the financial statements presented herein at $137,929, as facility costs.

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

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (continued)

         Alternative Presentation Of Accounting For Stock Options:


                                                             12/31/98                                  12/31/97
                                                             --------                                  --------
                                                  Reported             Proforma               Reported             Proforma
                                                  --------             --------               --------             --------

REVENUE                                        $ 3,078,567         $   3,078,567            $ 1,926,895          $ 1,926,895

OPERATING EXPENSES:

COST OF REVENUE                                  1,438,639             1,438,639              1,277,974            1,883,413

MAINT & REPAIR                                      27,134                27,134                 42,246               42,246

ADVERTISING                                          4,218                 4,218                  7,519                7,519

GENERAL & ADMIN                                  1,221,375             4,696,635                806,027              862,727
                                               -----------         ------------            ------------          -----------

TOTAL OPERATING EXP                              2,691,366             6,166,626              2,133,766            2,795,905
                                               -----------         ------------            ------------          -----------

OPERATING INCOME                                   387,201            (3,088,059)              (206,871)            (869,010)

INTEREST INCOME                                     31,035                31,035                  1,236                1,236

OTHER INCOME/EXP                                  (25,740)               (25,740)                (1,656)              (1,656)
                                               -----------         ------------            ------------          -----------

INCOME BEFORE TAX                                  392,496            (3,082,764)              (207,291)            (869,430)
TAX PROVISION                                        5,887                 5,887                    344                  344
                                               -----------         -------------           ------------          -----------

NET INCOME/(LOSS) AVAIL FOR COMMON S/H

                                               $   386,609         $  (3,088,651)           $  (207,635)        $   (869,774)
                                               ===========         =============            ===========         ============


EARNINGS PER SHARE                                     .01                  (.05)                  (.01)                (.02)

WEIGHTED AVERAGE

SHARES OUTSTANDING                              56,438,560            56,438,560             44,993,841           44,993,841

OPTIONS GRANTED                                 19,507,000            19,507,000              1,500,000            1,500,000


                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (continued)

                      Additional Disclosures under SFAS 123



                                                                              1998                           1997
                                                                              ----                           ----

                                                                     NO. OF          PRICE PER          NO. OF        PRICE PER
                                                                     SHARES            SHARE            SHARES          SHARE
                                                                     ------          ---------          ------        ---------


Outstanding Beginning of Year                                      20,207,621         $   .120        18,707,621        $  .1267

Outstanding End of Year                                            39,714,621         $   .174        20,207,621        $  .1200

Exercisable at End of Year                                         39,714,621         $   .174        20,207,621        $   .120

Granted/Exercised/Forfeited/Expired                                19,507,000         $   .228         1,500,000        $   .081
During Year

Weighted Average Granted                                              $.240                              $.280
Date Fair Value Options Granted during Year

Risk-Free Interest Rate                                                5.4%                               5.4%

Average Expected Life                                                   10                                 10

Average Expected Volatility                                          102.69%                             72.67%

Expected Dividends                                                     $0                                 $0

Total Compensation Cost in Income                                   $53,223                            $45,290

Significant Modifications of Outstanding Awards

                                                                      N/A                                N/A

Range of Exercise Prices for Options Outstanding                 $.0800-.4000                      $.1000-.1000

Weighted Average Remaining                                         8.62 Years                       8.85 Years


NOTE 15 - GENERAL &  ADMINISTRATIVE EXPENSES

The following is a list of the major general & administrative categories:


                                                                           1998                         1997
                                                                           ----                         ----

Selling Expenses                                                     $   121,492                   $   129,519
Professional Fees                                                        158,459                       129,319
Salaries                                                                 350,464                       254,551
Allocated Payroll Costs                                                   81,291                        39,483
Insurance                                                                 95,334                        80,074
Other General & Administrative Expenses                                  414,335                       173,081
                                                                     -----------                   -----------
Total General & Administrative Costs                                 $ 1,221,375                   $   806,027
                                                                     ===========                   ===========



                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE 16 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

Deferred Tax Assets:

                                                                         1998                      1997
                                                                         ----                      ----
Net Operating Loss Carry Forward                                   $      1,213,547             $     1,344,994
Allowance for Doubtful Accounts                                              10,602                       9,106
                                                                   ----------------              --------------
                                                                          1,224,149                   1,354,100

Valuation Allowance                                                       1,224,149                   1,354,100
                                                                   ----------------              --------------
Deferred Tax Assets                                                $              0             $             0
                                                                   ================             ===============

Change in Valuation Allowance                                      $       (129,951)            $        69,561
                                                                   =================            ===============

The benefit for income taxes is as follows:

                                                                            1998                       1997
                                                                            ----                       ----
Current:

Federal                                                            $              0             $             0
State                                                                         5,887                         334

Deferred:

Federal                                                                           0                           0
State                                                                             0                           0
                                                                   ----------------             ---------------

  Total                                                            $          5,887             $           334
                                                                   ================             ===============

At December 31, 1998 the Company's operating loss carry forward expires as follows:

                 December 31,2002                $        176,746

                             2003                         120,270

                             2004                         318,761

                             2005                         116,490

                             2006                               0

                             2007                         279,456

                             2008                         705,626

                             2009                         850,743

                             2010                         348,301

                             2011                         445,228

                             2012                         207,635
                                                ----------------

                                                 $      3,569,256

                                   EXHIBIT A
                KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



NOTE 17- EARNINGS PER SHARE
Number of Shares
Common Stock outstanding:                                                            1998                      1997
                                                                                     ----                      ---
         Beginning of Year                                                        49,112,690                43,405,546
         End of Year                                                              64,034,660                49,112,690
         Issued during the year                                                   13,072,053                 5,707,144
Weighted Average number of options outstanding                                    29,559,204                19,207,621
Weighted Average number of outstanding shares                                     57,026,019                44,993,841


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


NOTE 19 - EMPLOYMENT CONTRACT COMPENSATION

Kathi Kreisler and Larry Kreisler have voluntarily agreed to payment of certain compensation due to them under their employment contracts in the form of stock options. In 1996 and 1997, Kathi Kreisler received $8,325 and $3,500 in compensation, respectively, agreeing to receive the balance of the compensation she was entitled to under the existing contract in the form of stock options.


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


The Company has engaged in negotiations with various management officials, both present and prospective, for performance based employment. In February, 1999, the Board of Directors of the Company has approved approximately four million options to compensate same, which will vest upon performance. . These options carry an exercise price which range from $.19 to $ .20 per share, equal to the market price on the grant date.

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