Form 10QSB/A
period 1999-03-31
KBF POLLUTION MANAGEMENT INC
filed 1999-11-30
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                 FORM 10-QSB/A-1

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



                                 (973) 942-7700
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X.   No
                                      -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of stock as of May 18, 1999:
Common stock, $.00001 par value - 63,905,946 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X  ;  No     .
      -----     -----

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999







                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

               Balance Sheets -
                   March 31, 1999 and December 31, 1998                                                         3-4

               Statement of Income -
                   Three Months Ended March 31, 1999 and 1998                                                     5

               Statement of Cash Flows -
                   Three Months Ended March 31, 1999 and 1998                                                   6-7

               Notes to Financial Statements                                                                      8

       Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                                                          9-12

PART II - OTHER INFORMATION                                                                                      13

SIGNATURES                                                                                                       13


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  BALANCE SHEET
                                     ASSETS


                                                                                3/31/99            12/31/98
                                                                                -------            --------
                                                                               Unaudited            Audited
                                                                               ---------            -------
CURRENT ASSETS:

   Cash                                                                   $    359,797          $    300,213
   Cash - Restricted                                                                 0                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $31,137 & $31,183)                                                     430,173               421,411
   Marketable Securities - Restricted                                          120,266                86,591
   Inventories                                                                  24,186                12,707
   Prepaid Expendable Supplies                                                  13,821                13,821

   Other Prepaid Expenses                                                       60,617                11,854
                                                                          ------------          ------------

         Total Current Assets                                                1,008,860               874,097

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,449,673 & $1,371,641)                               2,399,330             1,923,229
   Leased Property under Capital Leases
      (Amortization of $292,102 & $287,226)                                     83,651                88,527
   Non Expendable Stock, Parts & Drums                                         137,768               137,768
                                                                          ------------          ------------

         Total Fixed Assets, Net                                             2,620,749             2,149,524

OTHER ASSETS:

   Security Deposits                                                             2,844                 2,844
   Other Receivables                                                           367,866               350,820
   License/Patent (Net of Accumulated Amortization
      of $1,250 & $1,000)                                                       13,672                13,922
   Capitalized Permit Costs                                                     31,150                47,279

   Prepaid Financing Costs                                                           0                47,070
                                                                          ------------          ------------

         Total Other Assets                                                    415,532               461,935
                                                                          ------------          ------------

                  TOTAL ASSETS                                            $  4,045,411          $  3,485,556
                                                                          ============          ============

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           3/31/99        12/31/98
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

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       March 31, 1999 - 63,905,946                                                             639
       Dec. 31,  1998 - 64,034,660                                                                              640
   Capital in Excess of Par Value                                                        6,780,095        6,367,040

   Unrealized Gain (Loss) on Available-for-Sale Securities                                  33,675                0
   Retained Earnings (Deficit)                                                          (4,002,699)      (3,730,654)
                                                                                       -----------      -----------

            Total Stockholders' Equity (Deficit)                                         2,811,710        2,637,026
                                                                                       -----------      -----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                                             $  4,045,141      $ 3,485,556
                                                                                      ============      ===========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)



                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                  3/31/99               3/30/98
                                                                                  -------               -------
REVENUES                                                                    $      553,075      $     1,080,799

LESS: Cost of Operations                                                           454,561              311,522
                                                                            --------------       --------------

Gross Profit                                                                        98,514              769,277

LESS: General & Admin. Expenses                                                    319,708              215,063
           Advertising                                                               7,623                  242
           Selling Expenses                                                         54,090               17,226
                                                                            --------------       --------------

Operating Income (Loss)                                                           (282,907)             536,746

OTHER INCOME (EXPENSES):

Interest Income                                                                     18,029                  309
Interest Expense                                                                    (6,021)              (8,358)
Income Tax Provision                                                                (1,145)              (1,033)
                                                                            ---------------      ---------------

NET INCOME (LOSS)                                                                 (272,044)             527,664

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Gains                                                            33,675                    0
                                                                            ---------------      ---------------

COMPREHENSIVE INCOME (LOSS)                                                 $     (238,369)      $      527,664
                                                                            ==============       ==============


Number of Shares Outstanding                                                    63,905,946           56,388,565

Earnings Per Share from Operations                                          $         (.01)      $          .01
                                                                            ==============       ==============

Earnings Per Share - Net Income (Loss)                                      $        .(.01)      $          .01
                                                                            ==============       ==============

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                   3/31/99               3/31/98
                                                                                   -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                                          $         486,866       $       427,910
   Cash Paid to Suppliers & Employees                                             (654,128)             (288,864)
   Interest & Dividends Received                                                       983                     0
   Interest Paid                                                                    (6,021)               (8,455)
   Income Taxes Paid                                                                  (680)                 (380)
                                                                         -----------------       ---------------

Net Cash Provided (Used) by
Operating Activities                                                              (172,980)              130,211

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Equipment                                                  24,000                     0
   Cash Purchases of Equipment & Facility                                         (592,561)             (678,215)
                                                                         -----------------       ---------------
Net Cash Provided (Used) in Investing
Activities                                                                        (568,561)             (678,215)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &
    Warrants                                                                       150,000               506,670
   Proceeds for Issuance of Long - Term Debt                                       640,000                     0
   Release of Restricted Cash                                                       27,500                     0
   Repayment of Long-Term Debt &
         Capital Lease Obligations                                                 (16,375)              (12,351)
                                                                         -----------------       ---------------
Net Cash Provided (Used) by Financing
Activities                                                                         801,125               494,319
                                                                         -----------------       ---------------

NET INCREASE (DECREASE) IN CASH                                                     59,584               (53,685)

CASH at Beginning of Period                                                        300,213               224,643
                                                                         -----------------       ---------------

CASH at End of Period                                                    $         359,797       $       170,958
                                                                         =================       ===============

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                               3/31/99                    3/31/98
                                                                               -------                    -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $    (272,044)              $     527,664

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                                87,477                      52,414
    Amortization                                                                   250                         299
    Expenses Paid in Stock                                                      76,350                           0
    Bad Debt Expense                                                            17,679                      12,599
     Interest Income                                                           (17,046)                          0
     Loss from Discontinued Operations                                          22,759                           0

(Increase) Decrease :
      Trade Accounts Receivable                                                (66,209)                   (652,889)
      Inventories                                                              (11,479)                        598
      Prepaid Expenses & Deposits                                               (1,693)                     (8,965)

Increase (Decrease) in:
      Accounts Payable                                                          71,783                     145,944
      Withholding Taxes Payable                                                 (5,441)                        (78)
     Accrued Expenses                                                          (75,366)                     52,625
                                                                         -------------              --------------

                                                                         $    (172,980)             $      130,211
                                                                         =============              ==============


Supplemental schedule of non-cash
investing and financing activities:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses.                        $      68,333              $            0
                                                                         =============              ==============



Common Stock issued for the payment of
underwriting costs, equipment and expenses.                              $     194,720              $            0
                                                                         =============              ==============



Revaluation of Available-for-sale-securities.                            $     (33,675)             $            0
                                                                         =============              ==============

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

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                      3/31/99                  12/31/98
                                      -------                  --------

Shipping Supplies                    $  3,560                  $  2,857
Reagents                               20,626                     9,850
                                     --------                  --------
                                     $ 24,186                  $ 12,707
                                     ========                  ========


NOTE 3 - NOTES PAYABLE

As of the date of this report, the Company concluded $1,100,000 of debt financing through AMR, Inc., its wholly owned subsidiary, with twelve (12) private individuals, of which, $640,000 has been collected as of March 31, 1999. The terms of the obligation call for repayment over 24 months, beginning the date AMR, Inc. commences operations, utilizing 41% of the net pre-tax revenues of the subsidiary to make said repayments, with interest computed at 6-1/2%. The note also provides for a conversion feature into KBF Pollution Management common stock, convertible at the market price on the conversion date (of restricted stock less a 25% lack of marketability discount), should any of the obligations remain at the end of the second year. The packages includes a business-unit-specific profit participation component for the lender, after the note has been satisfied, which totals 26% of the business-unit-specific profit.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Total revenues for the three months ended March 31, 1999 decreased to $553,075 as compared to $1,080,799 for the same period in 1998, a decrease of 49%. The Company attributes the decrease predominantly to the non-recurring initial license fee of $500,000 received during the first quarter of 1998. Total revenues for the three months ended March 31, 1999, as compared to the same period in 1998, without this licensing fee, decreased by 5%. Management anticipates increased revenues in conjunction with its move to New Jersey where there are increased business opportunities. In this regard the company is expanding both its internal and external sales efforts, increasing its market penetration, and expanding its SST processing capabilities.

Trade accounts receivable has remained relatively constant. Current trade accounts receivable are as follows:



                 0 -30 days                     $ 301,113
                 30-45 days                        60,210
                 45-60 days                        27,809
                 60-90 days                        21,059
                90-120 days                         1,295
                 120 + days                        49,824
                                                ---------
                                                $ 461,310

An allowance in the amount of $31,137 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through May 17, 1999 was $276,984.

Long-term accounts receivable (other receivable) represents minimum royalties due from Solucorp relating to the licensing agreement terminated in 1998. These amounts are due December 31, 1999 and are presented at present value, net of an allowance for uncollectability as follows:

Minimum Royalty                                                  $   750,000
         Discount to Present Value                                  (107,753)
         Present Value of Minimum Royalty                            642,247
         Interest Earned through March 31, 1999                       46,743
                                                                  ----------
         Total Other Receivable & Revenue
                Before Allowance                                     688,990
         Allowance for Doubtful Accounts                            (321,124)
                                                                  ----------
         Total Other Receivable Presented
                 And Revenue Reflected Herein                    $   367,866
                                                                  ==========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 (continued)

Cost of sales for the three months ended March 31, 1999 increased to 82% of revenues from 29% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring initial license fee of $500,000 included in sales in the first quarter of 1998. The percentage cost of sales without regard to this license fee in 1998 was 54% of sales. The increase from 54% in 1998 to 82% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related newly acquired equipment.

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

The anticipated saving in moving the Company's facility have been realized predominately, even though costs, as described above, have increased. Facility overhead for 1999, which is mostly rent, is being compared to a period in 1998 when the company, under a temporary agreement, was paying reduced rent. Further, additional equipment, increasing the company's capacity, has resulted in utility costs, which exceed the 1998 costs. Had capacity remained stable, utility costs would have declined. Depreciation costs relating to this equipment has also increased costs. The Company's sales efforts and management personal costs are also greater than they were in 1998, again distorting the comparison. Other cost savings, such as telephone, administrative and facility labor, insurance, etc. are in fact lower in New Jersey. Management believes the Company will continue to derive cost saving benefits relating to its move to New Jersey and that these savings may not be apparent as the Company continues to expand its physical capabilities, increase its sales efforts, employ management and generally grow the Company.

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

LIQUIDITY AND CAPITAL RESOURCES (continued)

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

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 (continued)

SOLUCORP LITIGATION

Judge Susan Reisner, of the Superior Court of New Jersey, who is managing the case, referred the parties to non-binding mediation with the Office of Dispute Resolution of the State of New Jersey. The parties engaged in mediation, but were unsuccessful on resolving the case. Judge Reisner had conducted a case management conference and entered a case management order. The parties are conducting discovery pursuant to the order.


FORWARD-LOOKING STATEMENTS

When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management, which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry, market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to updated publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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



                                       KBF POLLUTION MANAGEMENT, INC.



Dated:  November 3, 1999               /s/ LARRY KREISLER
                                       ---------------------------------------
                                       LARRY KREISLER - PRESIDENT



Dated:  November 3, 1999               /s/ KATHI KREISLER
                                       ---------------------------------------
                                       KATHI KREISLER - SECRETARY /
                                                        TREASURER