Form 10QSB/A
period 1999-06-30
KBF POLLUTION MANAGEMENT INC
filed 1999-11-30
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                 FORM 10-QSB/A-1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Qtr. Ended:                 June 30,1999                File No.: 2-20954-NY

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



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                  BALANCE SHEET
                                     ASSETS




                                                                                6/30/99            12/31/98
                                                                               Unaudited            Audited
                                                                               ---------           --------


CURRENT ASSETS:

   Cash                                                                   $    203,483          $    300,213
   Cash - Restricted                                                                 0                27,500
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of $36,059 & $31,183)                                                     474,200               421,411
   Marketable Securities - Restricted                                           68,721                86,591
   Inventories                                                                  15,918                12,707
   Prepaid Expendable Supplies                                                  13,821                13,821
   Other Prepaid Expenses                                                       58,069                11,854
                                                                          ------------          ------------

         Total Current Assets                                                  834,212               874,097

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,533,082 & $1,371,641)                               3,144,847             1,923,229
   Leased Property under Capital Leases
      (Amortization of $296,978 & $287,226)                                     78,775                88,527
   Non Expendable Stock, Parts & Drums                                         137,768               137,768
                                                                          ------------          ------------

         Total Fixed Assets, Net                                             3,361,390             2,149,524

OTHER ASSETS:

   Security Deposits                                                            33,744                 2,844
   Other Receivables                                                           384,911               350,820
   License/Patent (Net of Accumulated Amortization
      of $12,061 & $1,000)                                                      13,421                13,922
   Other Intangibles                                                            77,945                47,279
   Prepaid Financing Cost                                                            0                47,070
                                                                          ------------          ------------
         Total Other Assets                                                    510,021               461,935
                                                                          ------------          ------------

                  TOTAL ASSETS                                            $  4,705,623          $  3,485,556
                                                                          ============          ============






                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                           6/30/99        12/31/98
                                                                                          Unaudited        Audited
                                                                                          ---------       --------
CURRENT LIABILITIES:

   Accounts Payable - Trade                                                         $      614,792     $    383,367
   Accrued Expenses                                                                         48,296          191,509
   Taxes Withheld & Accrued                                                                     58            5,801
   Deposit Payable                                                                               0           40,000
   Current Portion of Capital Lease
       Obligations                                                                          67,768           67,768
                                                                                     -------------     ------------

         Total Current Liabilities                                                         730,914          688,445

LONG-TERM LIABILITIES:

   Long - Term Debt                                                                      1,119,000                0
   Long - Term Lease Obligations                                                           126,962          160,085
                                                                                     -------------     ------------

         Total Long - Term Liabilities                                                   1,245,962          160,085

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 1999 - 64,713,500                                                              647
       Dec. 31,  1998 - 64,034,660                                                                              640

   Capital in Excess of Par Value                                                        7,008,312        6,367,040
   Unrealized Gain (Loss) on Available-for-Sale Securities                                 (17,870)               0
   Retained Earnings (Deficit)                                                          (4,262,342)      (3,730,654)
                                                                                     -------------     ------------

            Total Stockholders' Equity (Deficit)                                         2,728,747        2,637,026
                                                                                     -------------     ------------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY (DEFICIT)                                            $   4,705,623     $  3,485,556
                                                                                     =============     ============




                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)





                                                                                       SIX MONTHS ENDED
                                                                                  6/30/99            6/30/98
                                                                                  -------            -------

REVENUES                                                                    $    1,088,297      $     1,944,771
LESS: Cost of Operations                                                           907,514              647,142
                                                                            --------------      ---------------

Gross Profit                                                                       180,783            1,297,629

LESS: General & Admin. Expenses                                                    591,517              456,732
      Selling Expenses                                                             144,235               44,584
                                                                            --------------      ---------------

Operating Income (Loss)                                                           (554,969)             796,313

OTHER INCOME (EXPENSES):

Interest Income                                                                     35,746                7,226
Interest Expense                                                                   (10,449)             (14,173)
Income Tax Provision                                                                (2,015)              (1,494)
                                                                            --------------      ---------------

NET INCOME (LOSS)                                                                 (531,687)             787,872


OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                                         ( 17,870)                   0
                                                                            --------------      ---------------

COMPREHENSIVE INCOME (LOSS)                                                 $     (549,557)          $  787,872
                                                                            ==============      ===============


Number of Shares Outstanding                                                    64,713,500           56,388,565

Earnings Per Share from Operations                                          $         (.01)     $           .01
                                                                            ==============      ===============

Earnings Per Share - Net Income (Loss)                                      $         (.01)     $           .01
                                                                            ==============      ===============




               See accomopanying fnotes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                               STATEMENT OF INCOME
                                   (Unaudited)





                                                                                      THREE MONTHS ENDED
                                                                                  6/30/99             6/30/98
                                                                                  -------             -------

REVENUES                                                                    $      535,221      $       863,972
LESS: Cost of Operations                                                           452,954              346,025
                                                                            --------------      ---------------

Gross Profit                                                                        82,267              517,947

LESS:  General & Admin. Expenses                                                   272,335              204,901
     Selling Expenses                                                               81,693               25,857
                                                                            --------------      ---------------


Operating Income (Loss)                                                           (271,761)             287,189

OTHER INCOME (EXPENSES):

Interest Income                                                                     17,716                6,917
Interest Expense                                                                    (4,428)              (5,815)
Income Tax Provision                                                                (1,170)                (461)
                                                                            --------------      ---------------

NET INCOME (LOSS)                                                                 (259,643)             287,830

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                                          (51,545)                   0
                                                                            --------------      ---------------

COMPREHENSIVE INCOME (LOSS)                                                 $    ( 311,188)     $       287,830
                                                                            ==============      ===============



Number of Shares Outstanding                                                   64,713,500            56,388,565

Earnings Per Share from Operations                                         $         (.01)     $            .01
                                                                           ==============      ================

Earnings Per Share - Net Income (Loss)                                     $         (.01)     $            .01
                                                                           ==============      ================





                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                                         SIX MONTHS ENDED
                                                                                6/30/99               6/30/98
                                                                                -------               -------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                                          $         973,138       $     1,786,971
   Cash Paid to Suppliers & Employees                                           (1,047,516)           (1,355,043)
   Interest & Dividends Received                                                     1,655                 7,226
   Interest Paid                                                                   (10,649)              (14,370)
   Income Taxes Paid                                                                  (680)               (2,493)
                                                                         -----------------       ---------------

Net Cash Provided (Used) by
Operating Activities                                                               (84,052)              422,291

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Equipment                                                  24,000                     0
   Cash Purchases of Intangible Assets                                              (7,568)                    0
   Cash Purchases of Equipment                                                  (1,264,987)           (1,060,698)
                                                                         -----------------       ---------------
Net Cash Provided (Used) in Investing
Activities                                                                      (1,248,555)           (1,060,698)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &
    Warrants                                                                       150,000               506,670
   Proceeds from Long-Term Debt                                                  1,119,000                50,000
   Repayment of Long-Term Debt &
         Capital Lease Obligations                                                 (33,123)              (26,462)
                                                                         -----------------       ---------------
Net Cash Provided (Used) by Financing
Activities                                                                       1,235,877               530,208
                                                                         -----------------       ---------------

NET INCREASE (DECREASE) IN CASH                                                    (96,730)             (108,199)

CASH at Beginning of Period                                                        300,213               224,643
                                                                         -----------------       ---------------

CASH at End of Period                                                    $         203,483       $       116,444
                                                                         =================       ===============


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)





                                                                                       SIX MONTHS ENDED
                                                                               6/30/99                6/30/98
                                                                               -------                -------

RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $    (531,687)          $         787,872

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                               175,762                     104,828
    Amortization                                                                   500                         598
    Expenses Paid in Stock                                                      76,350                           0
    Bad Debts                                                                   22,601                     (11,003)
    Interest Income                                                            (34,091)                          0
    Loss from Discontinued Operations                                           22,759                           0


(Increase) Decrease :
      Restricted Cash                                                           27,500                           0
      Trade Accounts Receivable                                               (115,159)                   (905,884)
      Inventories                                                               (3,211)                     (1,051)
      Prepaid Expenses & Deposits                                              (30,045)                    153,930

Increase (Decrease) in:
      Accounts Payable                                                         384,372                     264,904
      Withholding Taxes Payable                                                 (5,441)                     (7,433)
      Accrued Expenses                                                         (74,262)                     35,530
                                                                         -------------              --------------

                                                                         $     (84,052)             $      422,291
                                                                         =============              ==============


Supplemental schedule of non-cash
investing and financing activities:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses.                       $      100,833             $            0
                                                                        ==============             ==============

Common Stock issued for the payment of
Underwriting costs, equipment & expenses.                               $      351,220                          0
                                                                        ==============             ==============

Common Stock received for the
payment of other receivables.                                           $            0             $      500,000
                                                                        ==============             ==============

Revaluation of Available-for-sale-securities.                           $       17,870             $            0
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

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                     6/30/99                 12/31/98
                                     -------                 --------

Shipping Supplies                   $   2,857                $   2,857
Reagents                               13,061                    9,850
                                    ---------                ---------
                                    $  15,918                $  12,707
                                    =========                =========

NOTE 3 - NOTES PAYABLE

As of the date of this report, the Company concluded $1,225,000 of debt financing through AMR, Inc., its wholly owned subsidiary, with twelve (12) private individuals, of which $1,119,000 has been collected as of June 30, 1999. The terms of the obligations call for repayment over 24 months, beginning the date AMR, Inc. commences operations, utilizing 41% of the net pre-tax revenues of the subsidiary to make said repayments, with interest computed at 6.5%. The notes also provide for a conversion feature into KBF Pollution Management common stock, convertable at the market value price on the conversion date (of restricted stock less a 25% lack of marketability discount), should any of the obligations remain at the end of the second year. The packages include a business-unit-specific profit participation component for the lender, after the note has been satisfied, which totals 26% of the business-unit-specific profit.

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
                                           --------
                                           $510,259

An allowance in the amount of $36,059 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through August 19,1999 was $263,936.

Long-term accounts receivable (other receivable) represents minimum royalties due from Solucorp relating to the licensing agreement terminated in 1998. These amounts are due December 31, 1999 and are presented at present value, net of an allowance for uncollectability as follows:

       Minimum Royalty                                                $ 750,000
             Discount to Present Value                                 (107,753)
             Present Value of Minimum Royalty                           642,247
             Interest Earned through June 30, 1999                       63,788
                                                                      ---------
             Total Other Receivable & Revenue
                 Before Allowance                                       706,035
             Allowance for Doubtful Accounts                           (321,124)
                                                                      ---------
             Total Other Receivable Presented
                 And Revenue Reflected Herein                         $ 384,911
                                                                      =========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998 (continued)

Cost of sales for the six months ended June 30, 1999 increased to 83% of revenues from 33% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring license fee of $500,000 and royalty income of $283,206 relating to the terminated Solucorp Industries agreement included in the sales in the first six months of 1998. The percentage cost of sales without regard to this income in 1998 was 56% of sales. The increase from 56% in 1998 to 83% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

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

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 1999



PART II - OTHER INFORMATION

   Item II Part (c) - Sale of Securities not Registered

       (a) The Company sold 1,750,000 shares of unregistered common stock in July of 1999, which was exempt under section 4 (2).

       (b) There were no underwriters relating to this sale. The stock was sold to an accredited individual investor.

       (c) The stock was sold for $300,000, all of which was received by the registrant.

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