Form 10KSB
period 1999-12-31
KBF POLLUTION MANAGEMENT INC
filed 2000-03-31
CIK 810162

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding- 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days-.Yes X No
--------------------------
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (__).

State issuer's revenues for its most recent fiscal year:  $2,858,424.

Based upon the average closing bid and asked price of the Registrant's common stock, the aggregate market value of voting stock held by non-affiliates of the Registrant as of March 27, 2000 was $27,399,667.

The  number  of  outstanding  shares  common  stock as of March  27,  2000  was:
73,821,778.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

     KBF Pollution Management, Inc. (the "Company"), a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company is engaged in the environmental services business and has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and non-hazardous metal bearing wastes. The holder of the exclusive rights to the Selective Separation Technology(TM) ("SST") (U.S. Pat. Nos.: 5,753,125; 5,908,559) and other patent-pending and proprietary resource recovery processes, the Company has researched, developed and implemented many innovative methods of recycling hazardous and non-hazardous wastes at its facilities since 1984. The Company's mission from its inception has been to develop and implement innovative technologies for the recycling of hazardous and non-hazardous wastes, in the process creating value by the manufacturing of ore-quality commodities and by the prevented release of hazardous chemicals into the environment through selective separation at their source.

     In March 1998, the Company began operations in its first large-scale recycling and commodity manufacturing center, operating as American Metals Recovery, Corp. ("AMRC"), a wholly owned subsidiary of the Company. While Management had originally intended on expanding AMRC's process infrastructure steadily over time as the Company's market penetration increased, the decision was made to expedite the expansion in December 1998 upon closure of the Company's New York facility. By the end of the first quarter 1999, the Company raised sufficient capital to build out AMRC (utilizing its subsidiary, New World Recycling, Inc., formerly AMR, Inc. ("New World")), to more fully realize the potential of the Company's patented and proprietary resource recovery processes. The Company invested aggressively in expediting completion of the facility in 1999 while AMRC's recycling of liquid wastes continued. Management now anticipates the final completion of the facility's expanded process infrastructure within the second quarter 2000. The facility is designed for the large-scale provision of a broad array of recycling services based on the Company's intellectual properties and the diversification of the Company's services into the hazardous and non-hazardous solid waste market, which is estimated to be six times the size of the liquid waste market. The facility is designed for annual service capacity 0f 50,000 tons of solid waste and 15 million gallons of liquid waste. The facility processed approximately 1.25 million gallons of liquid waste in 1998 and no solid waste. In 1999, the facility processed about 1.6 million gallons of liquid waste and less than 1,000 tons of solid waste.

     While investing in process infrastructure, Management implemented its plans to invest aggressively in sales and service distribution. In July 1999, the Company executed its first services distribution agreement with R.M. Jones & Company, Inc., a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement (the "R.M. Jones Agreement") resulted in increased volume for AMRC in 1999. The Company has entered into preliminary negotiations with similar organizations in the North East and Mid-Atlantic regions for similar agreements.

     In January 2000, the Company began implementing its Corporate Restructuring Plan with the principal objective of restructuring the Company into a full service waste management company and to prepare the Company for the next stage of its evolution. The details of this plan will be explained in a shareholder letter slated for release in April 2000. The Company will be securing experienced and seasoned management, highly talented sales personnel, additional infrastructure and the means to maximize the distribution of the Company's existing and anticipated new services.

INDUSTRY BACKGROUND AND COMPETITION

     Most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to fedral, state and local regulation of chemical waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act

("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and are primarily administered by the federal Environmental Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies impose stringent standards for the management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and environmental degradation. For example, under Superfund, responsible parties may be subject to remedial costs at abandoned hazardous waste sites and, in some instances, treble damages. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.

     The hazardous waste industry is best characterized today as being fragmented. Service quality and type differs from region to region and pricing accordingly is subject to extreme variance from region to region. The Company's principal competition takes the form of landfill or incineration. While there are many companies that provide waste management services (some of which are of considerable size) no single company holds what the Company's Management feels to be a dominant position with significant competitive advantage or a focused suite of core competencies. The generators of waste (the Company's customers) expect a high-quality, uniform service that caters to all of their waste management needs - recycling and disposal, and expect their service provider of choice to have the technical, regulatory and distribution capabilities to address these needs.

     Companies of moderate to very small size exist that offer distinct regional services that, to some extent, compete with the Company's recycling services. No single company, however, offers as diverse an array of services and the capability to process as many waste streams as the Company. The Company's unique, patented and proprietary technologies, in conjunction with its large-scale process infrastructure, make possible the ready ability to recycle more waste streams than any other recycling service provider. This process capability is viewed by Management as one of the Company's principal competitive advantages.

PATENTS AND PROPRIETARY INFORMATION

     KBF's  patented  Selective  Separation   Technology(TM)  (U.S.  Pat.  Nos.:
5,753,125; 5,908,559) and other patent-pending and proprietary Resource Recovery Technologies separate, remove and recover a wide range of metals from liquid and solid wastes as well as other production and manufacturing media. Through resource recovery, KBF's technologies recycle metals, both hazardous and non-hazardous, in their elemental state at highly competitive prices. Wastes managed with KBF's technologies become products that are comparable and superior to the quality of virgin ore material extracted from the ground. Use of KBF's technologies eliminates the federally mandated "cradle-to-grave" liability for which a waste generator would otherwise remain perpetually liable. KBF's technologies apply to manufacturing, industrial and municipal waste processes that contain metals or otherwise produce a metal bearing waste by-product.

     The Company has many other patent-pending and proprietary resource recovery technologies and processes. Pursuant to a license agreement between Mr. Lawrence Kreisler and the Company, executed in November 1997 and ratified by the shareholders of the Company, the Company is able to utilize the processes in its operations, as well as other related technologies which remain proprietary and for which patents are currently pending. In accordance with the License Agreement with Mr. Kreisler, the conditions upon which royalty payments begin to accrue, have not yet been attained by the Company. Accordingly, no royalty payments have been made or accrued. The license agreement has a minimum 15 year minimum term, and subsequent five year evergreen terms. The license agreement can be terminated after the minimum term by either party.

SUBSIDIARIES AND DIVISIONS

     On May 6, 1997, the Company formed three corporations: Gryphon Industries, Inc., New World Recycling, Inc. (formerly AMR, Inc.) and American Metals Recovery, Corp. pursuant to the laws of the State of Nevada. In June 1998, the Company formed KBF-LI pursuant to the Laws of the State of New Jersey.

     American Metals Recovery, Corp. was activated in December 1997 to operate the New Jersey facility as discussed above.

     New World Recycling, Inc. ("New World") (formerly, AMR, Inc.) was activated in late 1998 for the purpose of an expansion project. During the fourth quarter of 1998 the company spent $47,070 as an investment in New World, in conjunction with AMR, Inc.'s capital raising activities.

     As of the date hereof, Gryphon Industries, Inc. remains inactive, no stock has been issued and remains available for future use.

     KBF-LI ceased all activity during the first quarter of 1999 and is now defunct.

TRANSPORTATION SERVICES

     The Company uses the services of Metal Recovery Transportation, Corp. ("MRTC") that is licensed in New York, Connecticut, Rhode Island, New Jersey, Massachusetts and New Hampshire. Mr. Lawrence M. Kreisler, Chairman, President and Chief Executive Officer of the Company, is the president and sole shareholder of MRTC (See "Certain Relationships and Related Transactions"). The Company also utilizes other unaffiliated licensed transport companies.

EMPLOYEES

     The Company currently has thirty-seven full-time employees. In addition to its five executive officers, the company employs a staff attorney, three salesmen, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of the Company's employees and the Company considers its relations with its employees satisfactory.

DESCRIPTION OF R.M. JONES & COMPANY, INC.

     R.M. Jones was founded in 1962 and received the first in the nation distributorship from the DuPont Company for a proprietary cleaning solvent. Since that time R.M. Jones has serviced industrial clients throughout New England as a supplier of chemicals and since 1980 has provided environmental management services. R.M. Jones also operates a facility which will serve as a transfer facility to ship materials to the facility. The R.M. Jones Agreement implements a "reverse-distribution" sales mechanism in which waste generators "supply" waste materials, R.M. Jones distributes the services of the Company and the facility provides its recycling and commodity manufacturing services. All compensation under the R.M. Jones Agreement is performance specific and tied to actual sales of the Company's services.

LIABILITY INSURANCE

     The Company maintains pollution liability insurance in the amount of $1,000,000 per incident and $2,000,000 in aggregate covering the premises, and vehicle liability insurance in the amount of $5,000,000. To date, the Company has not experienced any material liability claims.

ITEM 2. SELECTED FINANCIAL DATA

     The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 1999 and 1998 has been obtained from the Company's financial statements. The financial statements for the year ended December 31, 1999 and December 31, 1998 were audited by Irving Handel & CO., Independent Auditor. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

                                                                                        Year Ended December 31.
                                                                                        -----------------------
                                                                                  1999                           1998
                                                                                  -----------------------------------
SUMMARY OF OPERATIONS                                                              (in 000's, except per share data)

     Net Revenues                                                                2,858                          3,079
     Net Income                                                                 (1,397)                            13
     Earnings per Share                                                        (0.0202)                        0.0001

SUMMARY OF BALANCE SHEET

     Current Assets                                                                900                            874
     Current Liabilities                                                         1,169                            688
     Working Capital                                                              (269)                           186

     Total Assets                                                                5,561                          3,486
     Total Long-Term Debt                                                        1,394                            160
     Total Liabilities                                                           2,563                            848

     Stockholders' equity                                                        2,998                          2,637

ITEM 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

     Results of operations for the year Ending
     December 31, 1999 as Compared to the Year Ended
     December 31, 1998

     Total revenues for the year ended December 31, 1999 were $2,858,424 as compared to $3,078,567 for the same period in 1998, a decrease of 7.15%. The Company attributes this decrease predominately to the non-recurring initial license fee of $500,000 received during the first quarter of 1998 and royalty income of $321,123, related to the terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, & 9). Total revenues for the year ended December 31, 1999, as compared to the adjusted revenues for the same period in 1998, without regard to the licensing fee and royalty income, increased by 26.62%. This increase in revenues is due to the Company's move to New Jersey where there are increased business opportunities, along with the Company's expansion of both internal and external sales efforts, increased market penetration and the expansion of the Company's recycling and commodity manufacturing capabilities. Management expects this upward trend to continue.

     Trade accounts receivable has increased 4.65% as compared to December 31, 1998. Current trade accounts receivable are aged as follows:

                           0-30 days                 $259,678

                           30-45 days                 143,266

                           45-60 days                  25,523

                           60-90 days                   8,548

                           90-120 days                  3,108

                           120+ days                   34,880
                                                     ----------
                                                     $475,003

     An allowance for doubtful accounts in the amount of $34,011 has been provided against the foregoing receivables, which are presented on the Balance Sheet net of the allowance. Based upon the Company's collection history, Management believes this allowance is adequate.

     Long term accounts receivable, relating to the terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, & 9), of $350,820, as presented on December 31, 1998, has been written off, in full, as a bad debt expense. Management believes, based upon events occurring during 1999, that collection of this receivable is remote.

     The cost of operations for the year ended December 31, 1999 increased to 74% of revenue from 46% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring license fee of $500,000 and royalty income of $321,123, relating to the terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, & 9) included in sales during 1998. The percentage cost of sales without regard to this income in 1998 was 64%. The increase from the adjusted 64% in 1998 to 74% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

     General and administrative expenses increased by 14% to $1,269,124 for the year ended December 31, 1999 from $1,108,474 for the comparable period in 1998. This increase is primarily due to increases in management and administrative personnel (approximately $25,000) and the inclusion of 1998 and 1999 outside director fees, paid in stock options granted in 1999 and valued under FASB 123 (approximately $140,000) as expenses.

     Selling expenses increased by 72% to $220,539 for the year ended December 31, 1999 from $144,253 for the same period in 1998. This increase is due to the increased sales effort undertaken by Management in 1999.

     The bad debt expense of $350,820 is the result of Management's change in its estimate as to the collectability of the royalty receivable relating to the now terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, &
9). Based upon events occurring during 1999, Management now believes that collection of this royalty receivable is remote and has revised its allowance against the receivable to be 100% thereof, resulting in the foregoing bad debt expense.

     Research and development was non-existent during 1998, compared to an expense of $220,539 during 1999. The research and development expenses relate to the Company's development of methodology to be used by New World upon commencement of operations of its expansion project, set to begin in 2000.

     The anticipated saving in moving the Company's facility has predominately been realized even though costs, as described above, have increased. Facility overhead for 1999, which is mostly rent, is being compared to a period in 1998 when the Company, under a temporary agreement, was paying reduced rent. Further, additional equipment, increasing the Company's capacity, has resulted in utility costs, which exceed the 1998 costs. Had capacity remained stable, utility costs would have declined. Depreciation costs relating to this equipment have also resulted in increased costs. The Company's sales efforts and management personnel costs are also greater than they were in 1998, again skewing the comparison. Other expenses where savings were anticipated, such as telephone, administrative and facility labor, insurance, etc. are in fact lower in New
Jersey. Management believes the Company will continue to derive cost saving benefits relating to its move to New Jersey but these savings may not be apparent as the Company continues to expand its physical capabilities, increase its sales efforts and employ management to grow the Company.

     The unrealized loss on available for sale securities was $86,591 for the year ended December 31, 1999 as compared to $373,430 for the same period in 1998. These losses relate to the declines in value of common stock received in conjunction with the terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, & 9), which Management believes are permanent.

     The Company incurred a net loss of ($1,397,479) for the year ended December 31, 1999 as compared to a profit of $13,179 for the same period in 1998. This loss is due to the increases in costs discussed above. Without the bad debt of $350,820, the permanent stock write down of $86,591, and the research and developments costs of $220,539, which are non-recurring, the 1999 adjusted loss is $739,529, of which $345,616 is attributable to depreciation and amortization. Management believes that the continued growth of traditional sales, coupled with the commencement of the Company's expansion project and the continued growth efforts being undertaken by Management, will improve the Company's gross profit. Management also anticipates increased selling and administrative expenses commensurate with sales growth. Management anticipates continued legal expenses of approximately $50,000 during 2000 in conjunction with ongoing legal and professional fees.

     Results of operations for the year Ending
     December 31, 1998 as Compared to the Year Ended
     December 31, 1997

     Total revenues for the year ended December 31, 1998 increased to $3,078,567 as compared to $1,926,895 for the same period in 1997, an increase of 60%. The Company attributes the increase to a rise in sales volume, along with the collection (in restricted common stock - see Notes to Financial Statements - #3) of the licensing fee (of $500,000) and royalty income accrued ($350,820) in 1998 (see Financial Statement Footnotes 7 & 9 ).

     The revenues from the licensing fee and royalties were derived from the terminated license agreement (see Financial Statement Notes Nos. 3, 7, & 9) and accounted for 28% of the 1998 revenue. The market value of the restricted common stock received under the terms of the terminated licensing agreement, as of December 31, 1998, was $86,591. A permanent decline of $373,430 is reflected as a loss on the statement of Income. The licensee under the agreement had repurchased its stock for cash in the amount of $39,979 and the Company received no other cash payments from the licensee. Absent the license-related revenues, the 1998 revenue was $2,226,747 as compared to

$1,926,892 for the same period in 1997, for an adjusted increase of 16%. Management expects this trend to continue due to increased market penetration, resulting from both internal and external sales efforts, and, expansion of the Company's recycling and commodity manufacturing capabilities.

     Despite the increase in sales volume, accounts receivable has remained relatively constant. Current trade accounts receivable are as follows:

                             0-30 days    $   233,285
                            30-45 days        110,535
                            45-60 days         18,725
                            60-90 days         12,425
                           90-120 days          5,065
                            120 + days         72,559
                                          -----------
                                          $   452,594

     An allowance in the amount of $31,183 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, Management believes this allowance is adequate.

     Long-term accounts receivable (other receivable) represents minimum royalties due under the terms of the terminated license agreement (see Financial Statement Notes Nos. 3, 7, & 9). These amounts are due December 31, 1999 and are presented at present value, net of an allowance for uncollectability as follows:

        Minimum Royalty                                               $ 750,000
        Discount to Present Value                                      (107,753)
                                                                      ---------
        Present Value of Minimum Royalty                                642,247
        Interest Earned through December 31, 1998                        29,697
                                                                      ---------
        Total Other Receivable & Revenue
        Before Allowance                                                671,944
        Allowance for Doubtful Accounts                                (321,124)
                                                                      ---------
        Total Other Receivable Presented
        And Revenue Reflected Herein
          as of December 31, 1998                                     $  50,820
                                                                      =========

     Cost of sales for the year ended December 31, 1998 decreased to 46% of revenues from 66% of revenues for the same period in 1997. This decrease is the result of the increase in total revenues mentioned above.

     General and administrative expenses increased by 53% to $1,221,375 for the year ended December 31, 1998 from $806,027 for 1997. This increase is due to the continued operation of two facilities, legal fees to register as a reporting company (approximately $15,000) and litigation fees (approximately $65,000) relating to the prosecution of the Company's suit for compensatory and punitive damages against the licensee. In addition, there were costs (approximately $50,000) related to the closure of the Company's former New York facility under New York State Department of Environmental Conservation regulations. Legal fees associated with the terminated license agreement (see Financial Statement Notes Nos. 3, 7, & 9) litigation will continue to occur and Management estimates that the company will incur $100,000 of litigation related expenses in 1999.

     The Company incurred a net profit of $13,179 for the year ended 1998, as compared to a net loss of ($207,635) for the same period in 1997, due to the increase in sales and other revenue and reduced costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has working capital of ($269,273) at December 31, 1999. This amount is computed by subtracting current liabilities from current assets. As of December 31, 1999 the current liabilities include $225,000 of long-term debt that is payable out of anticipated New World earnings only. Working capital, without this debt, is ($44,273).

     During the first quarter of 1999, the Company raised $609,611 through the sale of common stock in private placements and through the exercise of outstanding common stock options. Management anticipates raising additional capital during 2000, through similar efforts, to subsidize its continued expansion and the Company's Corporate Restructuring Plan.

     Management believes that projected increases in sales during 2000 will have a positive impact on cash flows from operations and coupled with the capital input during the first quarter of 2000 and the anticipated additional capital raises, offset the negative working capital position and provide sufficient working capital for the balance of 2000.

LONG ISLAND FACILITY

     The Company has ceased operations at the Long Island, New York facility, and anticipates no further costs related to it.

CERTAIN EVENTS

     The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

     The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan (an employee of the Company) only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The second matter is entitled, KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. The action was filed in the Superior Court of New Jersey, Law Division, Passaic County on October 7, 1998. The Complaint seeks compensatory and punitive damages, attorney's fees and costs. Defendants filed an Answer to the Complaint with Counterclaims and a Third-Party Complaint seeking compensatory and punitive damages, attorney's fees and costs. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The third matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The Company is also involved in various collection matters in which the Company is seeking payment for services rendered.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 1999, the directors and officers of the Company reported numerous transactions on Form 4 with the timely filing of relevant transactions on Form 5.

ITEM 4.  DESCRIPTION OF PROPERTY

     On December 1, 1997, the Company began the relocation of its corporate offices, laboratory and operational facility to a 60,000 square foot building in Paterson, New Jersey. The new lease terms, which include a purchase option, are for $1,218,600 base rent to be paid monthly over six years commencing December 1997. Currently, all of the Company's waste recovery operations are conducted from the New Jersey facility.

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

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of Dec 31, 1999, certain information concerning stock ownership by all persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

  Name
  and Address of                            Amount and                   Percentage
  Beneficial                                Nature of                    of Outstanding
  Holder or Identity of Group               Beneficial Ownership         Stock
----------------------------------------------------------------------------------------
Kathi Kreisler                                13,901,953                  17.85%
14 Maria Drive                                                            (1)(2)
Sparta, NJ 07871

Lawrence Kreisler                             15,255,370                  19.61%
14 Maria Drive                                                            (1)(3)
Sparta, NJ 07871

Steven Lewen                                   2,607,258                   3.70%
10 Cabriolet Lane                                                           (4)
Melville, NY 11747

Kevin Kreisler                                 2,594,028                   3.61%
14 Maria Drive                                                              (5)
Sparta, NJ 07871

Joseph J. Casuccio, Jr., CPA                   3,464,906                   4.83%
7 North Equestrian Court                                                    (6)
Hauppauge, New York 11789

James Sonageri                                 2,055,000                   2.89%
2 Strawberry Lane                                                           (7)
Upper Saddle River, NJ  07458

All Officers & Directors                      39,878,515                  41.90%
as a group seven persons.

Kreisler Family as A Group                    31,751,351                  35.56%
                                                                            (8)

1) Mr. and Ms.Kreisler each disclaim beneficial ownership of the shares of Common Stock owned by the other.
2)   Includes 10,489,278 shares of exercisable options for Common Stock.
3)   Includes 8,892,778 shares of exercisable options for Common Stock.
4)   Includes 1,302,258 shares of exercisable options for Common Stock.
5)   Includes 2,594,028 shares of exercisable options for Common Stock.
6)   Includes 2,584,800 shares of exercisable options for Common Stock.
7)   Includes 2,005,000 shares of exercisable options for Common Stock.
8) Includes stock and options held by Lawrence M. Kreisler, Kathi A. Kreisler, Kevin E. Kreisler and Scott C. Kreisler.

ITEM 6.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS

                                                                                        Capacities
                                                          Period Served             in which currently
 Name                                     Age              as Director                     serving
---------------------------------------------------------------------------------------------------------------
Lawrence Kreisler                         53           Since 1984                     Chairman
                                                                                      President

Kathi Kreisler                            49           Since 1984                     Vice President
                                                                                      Secretary, Treasurer
                                                                                      Director

Kevin Kreisler                            27           Since July 1998                Vice President
                                                                                      Director

Stephen Lewen                             47           Since January 1998             Director
Joseph J. Casuccio, Jr., CPA              48           Since January 1998             Chief Financial Officer
                                                                                      Vice President
                                                                                      Director

James Sonageri, Esq.                      43           Since January 2000             General Counsel
                                                                                      Vice President
                                                                                      Director

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

     Kevin Kreisler has been Vice President since January 1998 and director since July 1998. Mr. Kreisler has continuously worked for the Company in various part and full time capacities since 1990. He has also worked as a law clerk for several law firms and clinics during his tenure at law school (September 1995 to December 1997). Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. K. Kreisler is admitted to practice law in New Jersey and the United States District Courts for the District of New Jersey. He is the son of Lawrence Kreisler, President and Chairman of the Board of the Company, and Kathi Kreisler, a Vice President, Secretary, Treasurer and a director of the Company.

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

     James Sonageri, Esq., is admitted to practice law in New Jersey, New York and the United States District Courts for the District of New Jersey, the Southern and Eastern Districts of New York, and the United States Supreme Court. He earned his J.D. degree from The John Marshall School where he was a member of the Law Review and the Gavel Society and received his B.S. degree in accounting from Fairleigh Dickinson University. He is a member of the New Jersey State and New York State Bar Associations and a former member of the Board of Trustees of the Criminal Law Section of the New Jersey State Bar Association. By appointment of the Superior Court of New Jersey, Mr. Sonageri serves as a mediator in the Chancery Mediation Program. He is a Master in the C. Willard Heckel Inn of Court, which is sponsored by Rutgers School of Law. He serves on the New Jersey Publications Advisory Committee for Lawyers Cooperative Publishing. He has appeared as an expert guest commentator on Court TV for both civil and criminal cases. Mr. Sonageri served as a Special Assistant United States Attorney in the United States Attorney's Office for the District of New Jersey and as the Supervisor of the White Collar Crime Unit in the Union County Prosecutor's Office.

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

     At the May 12, 1999 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 1999: Lawrence M. Kreisler, Kathi Kreisler, Joseph J. Casuccio, Jr., CPA Kevin Kreisler, Steven Lewen and Frederick Eisenbud, Esq. In June 1999, Mr. Eisenbud resigned from the Board. In January 2000, the Board of Directors elected James Sonageri, Esq. to succeed Frederick Eisenbud for the remainder of his term.

IDENTIFICATION OF EXECUTIVE OFFICERS

Name                                       Age                         Current Office Held
--------------------------------------------------------------------------------------------------------------
Lawrence Kreisler                           53                         Chairman, President
Kathi Kreisler                              49                         Vice President, Secretary, Treasurer
Kevin Kreisler                              27                         Vice President
Joseph J. Casuccio Jr.                      48                         Vice President, Chief Financial Officer
James Sonageri, Esq.                        43                         Vice President, General Counsel

     Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer.

     For a description of the backgrounds of Ms. Kathi Kreisler, Mr. Lawrence Kreisler, Kevin Kreisler, Esq., Mr. Joseph J. Casuccio, Jr. and Jim Sonageri, Esq., see Identification of Directors.

     The information in the above tables is based in part upon information furnished by the respective persons listed above, and, in part, upon records of the Company.

ITEM 7. EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal year ended December 31, 1999 to or on behalf of the Company's President and the other named executive officers of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:


===========================================================================================================================
                                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                           Long Term
                                                    Annual Compensation                   Compensation
                                                    -------------------                   ------------
Name and Principal                      Salary ($)      Bonus ($)      Other Annual          Awards,         All Other
Position                   Year                                        Compensation        Options/SARs     Compensation
---------------------- -------------- ---------------- ------------- ------------------ ----------------- -----------------
Kathi A. Kreisler          1999            $80,000           -                -               100,000             -
Vice President             1998            $65,267           -                -             7,500,000             -
---------------------------------------------------------------------------------------------------------------------------
                           1997             $3,500           -                -               500,000             -
---------------------------------------------------------------------------------------------------------------------------
Lawrence Kreisler,         1999           $165,000           -                -               100,000             -
President                  1998           $167,791           -                -             5,400,000             -
---------------------------------------------------------------------------------------------------------------------------
                           1997           $152,503           -                -                 -                 -
---------------------------------------------------------------------------------------------------------------------------
James Sonageri             1999             $5,200           -                -             1,875,000             -
Vice President
Gen. Counsel
---------------------------------------------------------------------------------------------------------------------------
Joseph J. Casuccio         1999             $5,200           -                -             1,856,250             -
Jr. Vice President
Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------------
Kevin Kreisler             1999            $50,000           -                -            12,944,028             -
Vice President
                           1998            $30,000           -                -                 -                 -
===========================================================================================================================

     There were stock options granted to the named executive officers during 1997, 1998 and 1999. (See "Stock Options" for further information.)

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

==================================================================================================================================
                                         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Value of Unexercised
                                                Value             Number of Securities          in-the-Money Options at FY-End
                                              Realized           Underlying Unexercised            Market Price of shares at
                                               Market           Options at Fiscal Year-End          FY-End ($) less exercise
                                  Shares      price at                     (#)                               price
-------------------------------  acquired      FY End      ------------------------------------ ---------------------------------
Name                                on         Exercise     Exercisable       Unexercisable      Exercisable     Unexercisable
                                 exercise        less
                                    (#)        exercise
                                                price)
------------------------------- ------------ -------------- --------------- -------------------- -------------- ------------------
Kathi Kreisler                       0            N/A        10,489,278              -             $323,508            N/A
----------------------------------------------------------------------------------------------------------------------------------
Lawrence Kreisler                    0            N/A         8,892,778              -             $458,493            N/A
----------------------------------------------------------------------------------------------------------------------------------
Kevin E. Kreisler                    0            N/A         2,594,028         11,500,000         $115,500             0
----------------------------------------------------------------------------------------------------------------------------------
Joseph Casuccio                      0            N/A         2,584,800              -             $112,131            N/A
----------------------------------------------------------------------------------------------------------------------------------
James Sonageri                       0            N/A         2,005,000              -              $51,800            N/A
==================================================================================================================================

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to receive an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan.

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

     In January 1998, the Company issued 400,000 stock options to Lawrence Kreisler for past services rendered as a result of voluntarily reducing his salary. Each of these stock options is convertible into one share of common stock at $0.40 per share, for a period of ten (10) years from the date of issuance. These options were revised in 1999 as described below under "Stock Options."

     The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. K. Kreisler is entitled to receive an annual bonus equal to 4% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan.

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

     Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325.00, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401(k) payments. In January 1998, the Company issued Ms. Kreisler 7,500,000 stock options, each convertible to one share of common stock, at $0.40 per share for a period of ten (10) years from the date of issuance for past services rendered. These options were revised in 1999 as described below under "Stock Options."

     The terms of the Mr. Kevin Kreisler's employment agreement for 1999 included an annual base salary of $80,000, with an automatic 10% annual increase. Mr. Kevin Kreisler will be entitled to an annual bonus equal to 3% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company.

     The terms of Mr. Casuccio's employment agreement with the Company for 1999 were an annual salary of $5,200 and the issuance of performance based stock options, as further described in "Stock Options", below. The agreement is negotiated annually.

     The terms of Mr. Sonageri's employment agreement with the Company for 1999 were an annual salary of $5,200 and the issuance of performance based stock options, as further described in "Stock Options", below. The agreement is negotiated annually.

     These employment agreements provide for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in "Stock Options," below.

STOCK OPTIONS

     The following is a schedule of options granted in 1998 and 1999. For an accounting of the total options outstanding on December 31, 1999, see Note 14 of the Company's 1999 Financial Statements, attached hereto.

     In 1998, the Company issued, for unpaid prior years salaries, to Kathi Kreisler and Lawrence Kreisler 7,500,000 and 400,000 options respectively. The options are exercisable for a period of ten years, at $0.40 per share, equal to the market value at grant date. Mr. Lawrence Kreisler was also issued 5,000,000 options for new patent technology, (See Patents and Proprietary Information). The options are exercisable for a period of ten years at $0.20 per share, equal to the market value at grant date. These options were revised in 1999 as described under "Stock Options."

     In 1998 the Company issued to unrelated third parties, 2,775,000 options for the debt financing for the facility expansion project. The options are exercisable for a period of five years and exercisable at $0.15-$0.21 per share, equal to the market value at grant date. These options were rescinded in 1999.

     In 1998 the Company issued to unrelated third parties, in payment of services rendered in connection to various consulting services, 325,000 options were issue exercisable for a period of five years, at $0.20 per share, equal to the grant date.

     In 1998 the Company issued to unrelated third parties, in payment of services rendered in connection with facility construction, 812,000 options issue exercisable for a period of ten years at $0.10 - $0.21 per share, with a market value of a lesser amount at grant date.

     In 1998, in connection with previously reported capital raises, the Company issued 2,695,000 options to an investment banking institution exercisable for a period of five years, at $0.15-$0.25 per share, with a market value of $0.25-$0.32 at grant date. These options were renegotiated upon the termination by the Company of the investment banking institution's relationship with the Company. On September 8, 1998, the former warrants were replaced with new warrants to purchase a total of 1,500,000 shares at $0.15 and 250,000 shares of restricted stock. The warrants and the underlying shares are exercisable between September 8, 1998 and August 30, 2003 and are callable by the Company at $0.01 per option.

     During 1999 the company issued 26,862,919 options, called 857,680 options, canceled 2,775,000 options, and reduced other outstanding options by 1,900,000. The result was a net increase in the outstanding options of 18,912,919. Of these, 11,500,000 options vest upon performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum. These options are further described below.

Directors and Officers

     12,944,028 options were granted to Kevin Kreisler during 1999, 11,500,000 options are incentive options, which vest gradually with performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum in accordance with the following schedule:

                            Annual Revenue               Option
                                Target                   Shares
                               ($mil)                   Vesting
                            --------------             ---------
                               $ 3.750                 1,150,000
                                 4.688                 1,150,000
                                 5.859                 1,150,000
                                 7.324                 1,150,000
                                 9.155                 1,150,000
                                11.444                 1,150,000
                                14.305                 1,150,000
                                17.881                 1,150,000
                                22.351                 1,150,000
                                27.940                 1,150,000
                                                      ----------
                                                      11,500,000
                                                      ==========

     These options are exercisable for a period of ten years, at $.21 per share, equal to the market value at grant date. They vest after 9.5 years regardless of the foregoing benchmarks, provided Mr. K. Kreisler continues as an employee until that time.

     444,028 options were granted to Mr. K. Kreisler for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 1998 through December 31, 1999. 1,000,000 options were granted as a bonus for the development of a management, investor, supplier and advisor network during the same period. The options are exercisable for a period of five years, at $.22 per share, equal to 110% of the market value at grant date.

     950,000 options were granted to the Company's Directors during 1999. 400,000 of these options were for 1998 service and 550,000 options were for 1999 service. The 1998 service options are exercisable for a period of ten years, at $.40 per share, equal to the market value at grant date. The 1999 service options issued to members of the Kreisler family are exercisable over a period of five years, at $0.22 per share, equal to 110% of market value at grant date. The balance of the 1999 service options are exercisable at $.20 per share, equal to the market value at grant date.

Directors and Officers (Continued)

     3,531,250 options were granted to officers of the Company during 1999. Of these, 1,656,250 options were granted to the Company's CFO, 250,000 options for 1998 service and 1,406,250 for 1999 service, in addition to $5,200 of cash salary and 1,875,000 options were granted to the Company's general counsel for 1999 service, in addition to $5,200 of cash salary. The options are exercisable for a period of ten years, at $0.19 per share, equal to the market value at grant date.

Other Options Granted

     3,299,775 options were granted to unrelated third parties during 1999, in connection with the Company's New World project (Note 1). The options are exercisable for a period of ten years, at between $0.10 and $0.16 per share.

     1,038,000 options were granted to unrelated third parties during 1999, to arrange for debt financing for the New World project (Note 1). The options are exercisable for a period of ten years, at $0.10 per share.

     5,099,866 options were granted to various employees during 1999. These options were granted to numerous management positions including plant manager, regulatory compliance officer, telemarketing manager, facility development manager, and marketing development manager. The options are exercisable for a period of ten years, at $0.19 - $0.26 per share.

Options Called, Exercised, Canceled and Reduced

     In 1999 the Company called certain options which became callable during the year. 857,680 options were not exercised and were repurchased by the Company for $0.0001 per share. 842,320 options were exercised at between $0.15 and $0.25 per share. 1,500,000 options were exercised at $0.10 per share. The Company canceled 2,775,000 options for nonperformance, which were granted during 1998.

     The Company reduced 7,900,000 options held by Kathi Kreisler (7,500,000) and Larry Kreisler (400,000) by 1,900,000 shares, or from 7,900,000, to 6,000,000, in exchange for a reduced exercise price, from $0.40 to $0.25 per shares subject to a one year lock up. The reduced exercise price exceeded the market price on the day of the reduction.

STOCK OPTION PLAN

     In May of 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the "ISO Plan"). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant (five years, in the case of 10% shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. Stock covered under the Plan has been registered with the Securities and Exchange on Form S-8. As of the date of this report, 4,654,966 options have been issued under this plan..

ITEM 8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, a new company was formed to service the transportation needs of the Company. The new company, Metal Recovery Transportation Corp. is owned solely by Lawrence Kreisler. (See "Certain Relationships and Related Transactions.") Metal Recovery Transportation Corporation was formed without any financial assistance from KBF. Metal Recovery Transportation has permits in New York, New Jersey, Connecticut, Rhode Island, Massachusetts and New Hampshire. Metal Recovery Transportation Corp. billed the company $276,792, and $286,919 in 1998 and 1999 respectively. Metal Recovery Transportation Corp. has operated at virtually break-even levels since inception and, as such, Management believes that the Company is benefiting from favorable pricing as compared to those which could be obtained from unrelated parties.

     In November 1997, the Company executed a License Agreement with Lawrence Kreisler, President of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's Patent Rights that are defined as "The Selective Separation Technology" for the purpose of resource recovery of industrial metal bearing waste." (See "Description of Business - Patents and Proprietary Information"). The license applies to any improvements or related inventions. The Company may assign or sub-license the License with prior written consent which shall not be unreasonably withheld. Mr. Kreisler shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term after which time changes to 5-year evergreen term. In accordance with the license agreement, the condition upon which royalty payments begin to accrue has not yet been satisfied by the Company. Accordingly, no royalty payments have been made or accrued. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

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

COMMON STOCK: The Company's articles of incorporation authorize it to issue up to 500,000,000 shares of Common Stock, $0.00001 par value per share. All outstanding shares of Common Stock are legally issued, fully-paid and non-assessable.

LIQUIDATION RIGHTS: Upon liquidation or dissolution, each outstanding share of Common Stock will be entitled to share equally in the assets of the Company legally available for distribution to shareholders after the payment of all debts and other liabilities.

DIVIDEND RIGHTS: There are no limitations or restrictions upon the rights of the Board of Directors to declare dividends out of any funds legally available therefore. The Company has not paid dividends to date and it is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors initially may follow a policy of retaining earnings, if any, to finance the future growth of the Company. Accordingly, future dividends, if any, will depend upon, among other considerations, the Company's need for working capital and its financial conditions at the time.

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

TRANSFER AGENT: The Company's transfer agent is American Stock Transfer & Trust.

                                     PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the over the counter bulletin board maintained by the NASD under the symbol "KBFP."

     The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC.

                                                                          High               Low
-------------------------------------------------------------------------------------------------
         1996
                      FIRST QUARTER                                       0.23               0.19
                      SECOND QUARTER                                      0.25               0.20
                      THIRD QUARTER                                       0.38               0.23
                      FOURTH QUARTER                                      0.38               0.19

         1997
                      FIRST QUARTER                                       0.25               0.09
                      SECOND QUARTER                                      0.17               0.08
                      THIRD QUARTER                                       0.25               0.13
                      FOURTH QUARTER                                      0.40               0.16

         1998
                      FIRST QUARTER                                       0.74               0.29
                      SECOND QUARTER                                      0.49               0.32
                      THIRD QUARTER                                       0.39               0.20
                      FOURTH QUARTER                                      0.23               0.15

         1999
                      FIRST QUARTER                                       0.18               0.39
                      SECOND QUARTER                                      0.23               0.35
                      THIRD QUARTER                                       0.18               0.35
                      FOURTH QUARTER                                      0.20               0.31

-------------------------------------------------------------------------------------------------
         Titles of Class                               Approximate number of holders
                                                      of record as of March 30, 2000
-------------------------------------------------------------------------------------------------

Common Stock, .00001 par value                                             2,260

THE NUMBER OF HOLDERS DOES NOT GIVE EFFECT TO BENEFICIAL OWNERSHIP OF SHARES HELD IN THE STREET NAME OF STOCK BROKERAGE HOUSES OR CLEARING AGENTS AND DOES NOT NECESSARILY REFLECT THE ACTUAL OWNERSHIP OF THE SHARES.

DIVIDENDS

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

ITEM 2.  LEGAL PROCEEDINGS

     The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

     The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan (an employee of the Company) and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The second matter is entitled, KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. The action was filed in the Superior Court of New Jersey, Law Division, Passaic County on October 7, 1998. The Complaint seeks compensatory and punitive damages, attorney's fees and costs. Defendants filed an Answer to the Complaint with Counterclaims and a Third-Party Complaint seeking compensatory and punitive damages, attorney's fees and costs. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The third matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The Company is also involved in various collection matters in which the Company is seeking payment for services rendered.

ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

NONE.

ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES.

     Commencing July 1999, the Company offered 1,750,000 shares of common stock at $0.20 per share. In the first quarter of 2000, the Company offered 1,400,000 shares of common stock at $0.25 per share. These offerings were made pursuant to an exemption from registration under Section 4(2). The were no underwriters used in connection with these offerings and the Company retained the entirety of these proceeds.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.

INDEMNIFICATION: The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of New York, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company. Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act, and is therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the

Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by its is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION, AND IS THEREFOR UNENFORCEABLE.

PART F/S

The following financial statements required by Item 310 of Regulation S-B are furnished below:

     1.   Independent Auditor's Report;

     2. Balance Sheet as of December 31, 1999 (audited) and December 31, 1998 (audited)

     3. Statements of Income for the periods: January 1, 1998 to December 31, 1998 (audited) and January 1, 1999 to December 31, 1999 (audited);

     4. Statements of Cash Flows for the periods: January 1, 1998 to December 31, 1998 (audited) and January 1, 1999 to December 31, 1999 (audited);

     5. Statement of Changes in Stockholders Equity for the period January 1, 1998 to December 31, 1999 (audited);

     6.   Notes to Financial Statements; and,

     7.   Financial data schedule-December 31, 1999 - Exhibit 27

                                    PART III

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) The following financial statements are included in Part II, Item 8 and are attached hereto as Exhibit A:
               i)   Balance Sheets
                    a)   December 31, 1999
                    b)   December 31, 1998
               ii)  Statements of Income Years Ended
                    a)   December 31, 1999
                    b)   December 31, 1998
               iii) Statements of Stockholders' Equity
                    a)   January 1, 1998 to December 31, 1999.
               iv)  Statements of Cash Flow Years Ended
                    a)   December 31, 1998
                    b)   December 31, 1999
               v)   Notes to Financial Statements
          (b)  Reports on Form 8-K.
               i)   None.
          (c)  Exhibits.

Exhibit
Number                                 Description

10.1*      -    Lease/purchase  agreement between the Company and Wasco
                Funding Co. dated March 24, 1993.
10.2*      -    Employment  Agreement  between the Company and Lawrence
                Kreisler dated October 15, 1992.
10.3*      -    Employment  Agreement  between  the  Company  and Kathi
                Kreisler dated October 15, 1992
10.4**     -    Amended  Lease/purchase  agreement  between the Company
                and Wasco Funding Co. dated March 25,1994.
10.5*****  -    Stipulation,  dated June 26, 1997,  between the Company
                and John Spollen, Receiver f/b/o Apple Bank for Savings
10.6***    -    1998 Stock Option Plan
10.7       -    License  Agreement as and between  Lawrence M. Kreisler
                and the Company
10.8       -    License  Agreement  as  and  between  the  Company  and
                Solucorp Industries
27         -    Financial Data Schedule

--------
* Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).

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

(Registrant)             KBF POLLUTION MANAGEMENT, INC.
            -------------------------------------------------------


By (Signature and Title         LAWRENCE KREISLER
                       --------------------------------------------
                                LAWRENCE KREISLER, PRESIDENT

Date:     March 31, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title LAWRENCE KREISLER
                       --------------------------------------------
                        LAWRENCE KREISLER,       CHAIRMAN OF THE BOARD,
                                                 CHIEF EXECUTIVE OFFICER,
                                                 PRESIDENT,
                                                 DIRECTOR

Date:     March 31, 2000


By (Signature and Title JOSEPH J. CASUCCIO, JR.
                       --------------------------------------------
                        JOSEPH J. CASUCCIO, JR., CHIEF FINANCIAL OFFICER
                                                 VICE PRESIDENT,
                                                 DIRECTOR
                                                 (ALSO CHIEF ACCOUNTING OFFICER)

Date      March 31, 2000


By (Signature and Title KATHI KREISLER
                       --------------------------------------------
                        KATHI KREISLER,          CHIEF ADMINISTRATIVE OFFICER
                                                 VICE PRESIDENT,
                                                 SECRETARY, TREASURER,
                                                 DIRECTOR

Date      March 31, 2000

By (Signature and Title KEVIN KREISLER
                       --------------------------------------------
                        KEVIN KREISLER,          VICE PRESIDENT,
                                                 DIRECTOR

Date      March 31, 2000

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                          AUDITED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT...................................................3

BALANCE SHEET................................................................4-5

STATEMENT OF INCOME............................................................6

STATEMENT OF STOCKHOLDERS' EQUITY..............................................7

STATEMENT OF CASH FLOWS......................................................8-9

NOTES TO FINANCIAL STATEMENTS..............................................10-27

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

Irving Handel & Co.                                            Tel: 516-295-9290

CERTIFIED PUBLIC ACCOUNTANTS                                    Fax 516-295-9298



                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of KBF Pollution Management, Inc.

     We have audited the accompanying balance sheet of KBF Pollution Management, Inc. as of December 31, 1999 and 1998, and the related statement of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Irving Handel & Co.


March 28, 2000
Woodmere, NY 11598

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                  BALANCE SHEET

                                     ASSETS

                                                                                     12/31/99           12/31/98
                                                                                    ----------         ----------
CURRENT ASSETS:
      Cash                                                                          $  344,598         $  300,213
      Cash - Restricted                                                                      0             27,500
      Marketable Securities                                                                  0             86,591
      Accounts Receivable (Net of allowance                                            440,992            421,411
          for doubtful accounts of  $34,011 and $31,183)
       Other Receivables                                                                76,275                  0
       Inventories                                                                      20,682             12,707
       Prepaid Expendable Supplies                                                      11,102             13,821
       Other Prepaid Expenses                                                            6,971             11,854
                                                                                    ----------         ----------
           Total Current Assets                                                        900,620            874,097

FIXED ASSETS:
      Property, Equipment & Improvements
          (Net of Accumulated Depreciation &
          Amortization of $1,685,944 and $1,371,641)                                 3,741,762          1,923,229
      Leased Property under Capital Lease Obligations
          (Net of  Accumulated Depreciation &
          Amortization of $312,970 nd $287,226)                                        422,007             88,527
       Non-Expendable Stock, Parts & Drums                                             139,146            137,768
                                                                                    ----------         ----------

            Total Fixed Assets, Net                                                  4,302,915          2,149,524

OTHER ASSETS:
      Security Deposits                                                                 42,634              2,844
      Other Receivable                                                                       0            350,820
      License/Patent (Net of Accumulated Amortization
          of $2,000  and $1,000)                                                        25,578             13,922
      Capitalized Permit Costs                                                          53,542             47,279
      Deferred Financing Costs                                                         236,402             47,070

                                                                                    ----------         ----------

            Total Other Assets                                                         358,156            461,935
                                                                                    ----------         ----------

TOTAL ASSETS                                                                        $5,561,691         $3,485,556
                                                                                    ==========         ==========


                See accompanying notes and accountant's report.

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                                     12/31/99                 12/31/98
                                                                                   ------------             ------------
CURRENT LIABILITIES:
      Accounts Payable - Trade                                                         $741,621                 $383,367
      Accrued Expenses                                                                   40,675                  191,509
      Taxes Withheld & Accrued                                                            4,580                    5,801
      Deposit Payable                                                                         0                   40,000
      Officer's Loans                                                                    30,648                        0
      Current Portion Of Long-Term Debt                                                 225,000                        0
      Current Portion of Capital Lease Obligations                                      127,369                   67,768
                                                                                   ------------             ------------

           Total Current Liabilities                                                  1,169,893                  688,445


LONG-TERM LIABILITIES:
      Long-Term Debt (Net of Current Portion)                                         1,125,000                        0
      Capital Lease Obligations (Net of Current Portion)                                268,737                  160,085
                                                                                   ------------             ------------

           Total Long-Term Liabilities                                                1,393,737                  160,085


STOCKHOLDERS' EQUITY:
      Com. Stock par Value .00001 per Share
          Authorized - 500,000,000 Shares Issued
          And Outstanding
             December 31, 1999 - 69,213,236                                                 692
             December 31, 1998 - 64,034,660                                                                          640
      Capital in Excess of Par Value                                                  8,125,503                6,367,040
      Retained Earnings (Deficit)                                                    (5,128,134)              (3,730,654)
                                                                                   ------------             ------------

           Total Stockholders' Equity                                                 2,998,061                2,637,026
                                                                                   ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  5,561,691             $  3,485,556
                                                                                   ============             ============


                See accompanying notes and accountant's report.

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                               STATEMENT OF INCOME

                                                                                YEAR ENDED               YEAR ENDED
                                                                                 12/31/99                 12/31/98
                                                                                -----------              -----------
REVENUES:                                                                       $ 2,858,424              $ 3,078,567

      Less:
           Cost of Operations                                                     2,129,519                1,438,639
                                                                                -----------              -----------

      Gross Profit                                                                  728,905                1,639,928

      Less:
           General and Administrative Expenses
           Research & Development                                                 1,269,124                1,108,474
           Selling Expenses                                                         220,539                        0
           Bad Debt - Solucorp                                                      248,339                  144,253
                                                                                    350,820                        0
                                                                                -----------              -----------

      Operating Income (Loss)                                                    (1,359,917)                 387,201

OTHER INCOME (EXPENSES)
      Interest Income                                                                 2,418                   31,035
      Interest Expense                                                              (22,466)                 (25,740)
      Unrealized Loss on Available for Sale Securities                              (86,591)                (373,430)
                                                                                -----------              -----------

      Income (Loss) before Provision for Income Tax                              (1,466,556)                  19,066
      Less:  Income Tax Provision                                                   (69,077)                   5,887
                                                                                -----------              -----------

NET INCOME (LOSS)                                                               $(1,397,479)             $    13,179
                                                                                ===========              ===========
Other Comprehensive Income (Loss)                                                  0                        0
                                                                                -----------              -----------

COMPREHENSIVE INCOME (LOSS)                                                     $(1,397,479)             $    13,179
                                                                                ===========              ===========

EARNINGS PER COMMON SHARE:

Basic                                                                           $   (0.0202)             $    0.0001
                                                                                ===========              ===========

Diluted                                                                         $   (0.0202)             $    0.0001
                                                                                ===========              ===========


                See accompanying notes and accountant's report.

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                      JANUARY 1, 1998 TO DECEMBER 31, 1999

                                                                COMMON STOCK
                                                             (PAR VALUE $.00001)        CAPITAL IN       RETAINED
                                                              SHARES      AMOUNT          EXCESS         EARNINGS          TOTAL
                                                                                          OF PAR         (DEFICIT)
                                                          -----------    -----------    -----------     -----------     -----------
BALANCE, January 1, 1998                                   49,112,690    $       491    $ 4,871,362     $(3,743,839)    $ 1,128,014

Common Stock issued                                        14,921,970            149      1,415,356               0       1,415,505

Options Granted                                                     0              0        538,814               0         538,814

Rounding                                                            0              0              0               6               6

Underwriting Costs                                                  0              0       (458,492)              0        (458,492)

NET INCOME for the Year Ended December 31, 1998                     0              0              0          13,179          13,179
                                                          -----------    -----------    -----------     -----------     -----------
BALANCE, December 31, 1998                                 64,034,660            640      6,367,040      (3,730,654)      2,637,026

Common Stock issued                                         5,178,576             52        989,673               0         989,725

Options Granted                                                     0              0        768,790                         768,790

Rounding                                                            0              0              0              (1)             (1)

NET LOSS for the Year Ended December  31, 1999                      0              0              0      (1,397,479)     (1,397,479)
                                                          -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 1999                                 69,213,236    $       692    $ 8,125,503     $(5,128,134)    $ 2,998,061
                                                          ===========    ===========    ===========     ===========     ===========


                See accompanying notes and accountant's report.

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                             STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED               YEAR ENDED
                                                                                 12/31/99                 12/31/98
                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Cash received from Customers                                              $ 2,698,689              $ 2,092,548
      Cash Paid to Suppliers and Employees                                       (2,829,887)              (1,662,180)
      Interest and Dividends Received                                                 2,418                   31,035
      Interest Paid                                                                 (22,966)                 (25,955)
      Income Taxes Paid                                                              (7,459)                  (4,068)
                                                                                -----------              -----------

      Net Cash Provided (Used) by Operating Activities                             (159,205)                 431,380

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in Patent and Permits                                              (12,813)                  (3,021)
      Release of Restricted Cash                                                     27,500                        0
      Cash Purchases of Equipment                                                (1,787,122)              (1,241,738)
      Proceeds from Sale of Equipment                                                24,000                        0
                                                                                -----------              -----------

      Net Cash Provided (Used) in Investing Activities                           (1,748,435)              (1,244,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Sale of Stock and Warrants                                      646,347                1,028,305
      Proceeds from Debt Financing                                                1,350,000                        0
      Loans from Officers                                                            30,648                        0
      Underwriting Costs                                                                  0                  (75,400)
      Repayment of Long-Term Debt and Capital Lease
         Obligations                                                                (74,971)                 (63,956)
                                                                                -----------              -----------

      Net Cash Provided (Used) by Financing Activities                            1,952,024                  888,949
                                                                                -----------              -----------

NET INCREASE (DECREASE) IN CASH                                                      44,384                   75,570

CASH at Beginning of Year                                                           300,213                  224,643
                                                                                -----------              -----------

CASH at End of Year                                                             $   344,597              $   300,213
                                                                                ===========              ===========


                See accompanying notes and accountant's report.

                KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                             STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED         YEAR ENDED
                                                                                 12/31/99           12/31/98
                                                                                -----------        -----------
RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                               $(1,397,479)       $    13,179
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
           Depreciation                                                             344,616            360,392
           Amortization                                                               1,000                164
           Loss on KBF-LI Assets                                                     22,759                  0
           Expenses Paid in Stock/Options                                           181,255             59,923
           Bad Debts (Solucorp - $350,820)                                          374,931              4,401
           Unrealized Loss on Available for Sale Securities                          86,591            373,430
                (Solucorp)

      (Increase) Decrease in:
           Trade Accounts Receivable                                                (83,460)          (135,199)
           Other Receivables                                                        (76,276)          (810,841)
           Inventories                                                               (6,633)              (612)
           Prepaid Expenses & Deposits                                              (34,908)           186,744

      Increase (Decrease) in:
           Accounts Payable                                                         511,201            206,710
           Withholding Taxes Payable                                                   (919)            (6,072)
           Deposit Payable                                                                0             40,000
           Accrued Expenses                                                         (81,883)           139,161
                                                                                -----------        -----------

                                                                                $  (159,205)       $   431,380
                                                                                ===========        ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the payment of accounts payable and accrued
expenses.                                                                       $    68,333        $   244,700

Common Stock issued for the payment of notes payable.                           $         0        $    60,000

Common Stock received for the payment of other receivables.                     $         0        $   500,000

Common Stock and Options issued for the payment of
underwriting costs, financing costs equipment and expenses.                     $ 1,112,166        $   320,722


                See accompanying notes and accountant's report.

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1 - BUSINESS DESCRIPTION

     KBF Pollution Management, Inc. (the "Company") was incorporated in the State of New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of 0.00001 Par Value Common stock. On May 6, 1997, Gryphon Industries, Inc., American Metals Recovery Corp., and New World Recycling, Inc. (formerly AMR, Inc.) (the Subsidiaries) were formed pursuant to the laws of the State of Nevada. In the third quarter of 1998, the Company formed KBF-LI, Inc.

     The Company, through American Metals Recovery, Corp.,("AMRC") a wholly owned subsidiary, is actively engaged in the environmental services business as a wastewater metal recovery facility specializing in the recycling of hazardous and non-hazardous metal bearing wastes and commodity manufacturing. It operates an in-house industrial laboratory to support the recycling process and performance of research and development. The Company also provides waste handling equipment and compliance support service to their customers. The Company operates predominately in the Northeast region.

     New World Recycling, Inc. (formerly AMR, Inc.) ("New World") became active in 1998 when KBF incurred capitalized costs to initiate debt financing, which were exchanged for stock, thereby making it a wholly owned subsidiary of KBF. Throughout 1999 New World purchased and constructed equipment, which will be utilized in an expansion project set to begin operations in 2000.

     KBF-LI, Inc. ("KBF-LI"), exchanged stock with KBF for the remaining assets at the Long Island, New York facility, thereby making it a wholly owned subsidiary of KBF. These assets were subsequently sold or abandoned. Operations on Long Island have now ceased, and the corporation is inactive.

     Gryphon Industries, Inc. is inactive and available for future use.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Environmental Services

     Recovery service revenues are recognized and invoiced as such services are completed.

Non-Expendable Stock, Parts, and Drums

     Non-expendable stock, parts, and drums represent an imprest supply of items which generally have a life of one year or less. The level of this supply is adjusted as a function of the company's sales volume. Replacements are expensed as incurred. The value of these assets at each balance sheet date is not materially different than the depreciated cost of the individual assets on hand on that date.

License Agreements

     The license agreement with Solucorp (see Note 9) contained an initial license fee of $500,000, this fee then being recognized over the life of the initial license term. At the date the license was terminated, September 30,1999, the Company was relieved of all obligations under it, and all remaining deferred amounts were recognized as revenue (see Note 3).

Inventories

     Inventories are valued at the lower of average cost or market, using the FIFO method.

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Prior Period Statements

     The 1998 financial statements may have been reclassified to conform with current year's classifications.

NOTE 3. MARKETABLE SECURITIES.

     In conjunction with the license agreement discussed in Notes 7 & 9 the Company received restricted (pursuant to Rule 144) common shares of Solucorp Industries, Ltd. as payment against a license fee due the Company. The Company has filed suit against Solucorp Industries, Ltd. (see Note 18). The Company has presented these securities herein as available-for-sale securities, adjusted to market value. As of December 31, 1998, since trading of these shares had been suspended, market value was determined to be the closest gray market price per share at December 31, 1998, less a 25% lack of marketability discount. Because the Rule 144 restriction was to expire on May 21, 1999, within twelve months of the balance sheet date, and the shares could then, under certain circumstances, be sold even though restricted, the securities were presented as current assets. Based on the foregoing and in conjunction with FAS 115 & 130, these securities were presented at a fair market value of $86,591 and the unrealized loss was presented as a loss in the current period, as management had determined that the decline in value was other than temporary. As of December 31, 1999, based upon events transpiring during 1999, the Company now believes that these securities are worthless and they have been presented herein with a zero value. The loss of $86,591 is presented as a loss in the current period, as Management believes that the loss is permanent. The chart below describes the foregoing:

         SOLUCORP INDUSTRIES, LTD:                   12/31/99               12/31/98
                                                     --------               --------
         Shares Owned                                 183,262                183,262

         Quoted Price                                       0                    .63
                                                      -------                -------

         Quoted Value                                       0                115,455


         Lack of Marketability Discount                     0                 28,864
                                                      -------                -------
          Fair Value presented herein                       0                 86,591
                                                      =======                =======

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 4 -  INVENTORIES

Inventories are comprised of the following major categories:

                                                                 12/31/99                      12/31/98
                                                                 --------                      --------
Shipping Supplies                                                 $ 2,857                       $ 2,857

Reagents                                                           17,825                         9,850
                                                                  -------                       -------
                                                                  $20,682                       $12,707
                                                                  =======                       =======


NOTE 5 -  OTHER PREPAID EXPENSES

The items included in other prepaid expenses are as follows:

                                                                  1999                         1998
                                                                 -------                      -------
Prepaid Professional Fees                                        $ 2,500                      $     0
Prepaid Insurance                                                    660                       11,854
Prepaid Miscellaneous                                              3,811                            0
                                                                 -------                      -------
Total Prepaid Expenses                                           $ 6,971                      $11,854
                                                                 =======                      =======

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 6 -  FIXED ASSETS

Fixed assets are categorized and listed below:

                                                           Balance           Additions       Retirements         Balance
Property, Equipment & Improvements                       at 12/31/98           1999             1999           at 12/31/99
----------------------------------                       -----------         ---------       -----------       -----------
Facility                                                 $ 2,858,069       $ 2,310,335           181,171       $ 4,987,233
Office Equipment, Computers
              &  Furnishings                                 104,307                 0                 0           104,307

Manufactured Equipment Leased Out                             72,999                 0                 0            72,999
Equipment                                                    210,329             1,776                 0           212,105
Leasehold Improvements                                        49,166             1,896                 0            51,062
                                                           ---------       -----------       -----------         ---------

     SUB TOTAL                                             3,294,870       $ 2,314,007       $   181,171         5,427,706
                                                                           ===========       ===========

Less: Accumulated Depreciation
      and Amortization                                    (1,371,641)                                           (1,685,944)
                                                         -----------                                           -----------
      NET                                                $ 1,923,229                                           $ 3,741,762
                                                         ===========                                           ===========


Property, Equipment & Improvements
Leased Equipment Under Capital Leases

Office Equipment & Furniture                             $    44,927       $         0       $         0       $    44,927
Equipment                                                    330,826           359,224                 0           690,050
                                                         -----------       -----------       -----------       -----------

     SUB TOTAL                                               375,753       $   359,224       $         0           734,977
                                                                           ===========       ===========
Less: Accumulated Amortization                              (287,226)                                             (312,970)
                                                         -----------                                           -----------
       NET                                               $    88,527                                           $   422,007
                                                         ===========                                           ===========


     Depreciation charged to operations, which includes amortization of capital lease obligations, was $344,616 and $360,392 for the years ended December 31, 1999 and 1998, respectively. Lease equipment secures the related capital lease obligations. Equipment acquired for the facility expansion, costing $2,275,563 is collateral for the long-term debt described in Note 12.

NOTE 7 - OTHER RECEIVABLES

     In conjunction with the license agreement discussed in Notes 3 & 9, the Company accrued minimum royalties of $750,000 which were due on December 31, 1999. This amount represents the prorated (six out of twenty-four months) minimum royalty of $3,000,000 for the for the first two years of the contract. As of December 31, 1998, this receivable and the related revenue had been presented in the financial statements at present value with related interest earned to date. As of December 31, 1998, the Company considered all information available at that time concerning Solucorp Industries, Ltd. and presented the receivable and the related revenue net of an allowance for doubtful accounts as detailed below:

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 7 - OTHER RECEIVABLES (CONTINUED)


Minimum Royalty                                                       $ 750,000
Discount to Present Value                                              (107,753)
                                                                      ---------
Present Value of Minimum Royalty                                        642,247
Interest Earned through December 31, 1999                                29,697
                                                                      ---------
Total Other Receivable & Revenue
Before Allowance                                                        671,944
Allowance for Doubtful Accounts                                        (321,124)
                                                                      ---------
Total Other Receivable Presented
And Revenue Reflected Herein                                          $ 350,820
                                                                      =========

     Based upon events transpiring during 1999, the Company believes that collection of the foregoing receivable is now remote. Therefore, the Company has presented the foregoing as a bad debt during the current period.

NOTE 8 - PATENTS AND INTELLECTUAL PROPERTIES

     In June 1995, the Company's President, Lawrence Kreisler, submitted a patent application on the "Selective Separation Technology" process currently being used by the Company. Mr. Kreisler had developed this process prior to the formation of KBF Pollution Management, Inc. On February 3, 1998, the US Patent and Trademark Office issued a Notice of Allowance for this patent. The United States Patent and Trademark Office has issued two patents on the technology (U.S. Pat. Nos.: 5,753,125; 5,908,559) and additional applications for letters patent are currently pending. Under a licensing agreement with Mr. Kreisler, the Company is utilizing the patents in its operations. The agreement calls for royalty payments commencing when the Company has processed in excess of 1.5 million gallons of chargeable waste in a given year. There is no royalty due on the first 1.5 million gallons per annum. At that point, royalties are paid at rates beginning at $0.10 per gallon and decreasing to $0.03 per gallon at a processing rate of 6,050,000 annually. Based on the current level of processing, no royalties were paid or accrued.

NOTE 9 - LICENSE AGREEMENT

L. KREISLER

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

SOLUCORP INDUSTRIES, LTD.

     In March 1998, the Company signed a license agreement with Solucorp Industries, Ltd., for the utilization of the Company's patented process. The terms of the agreement called for an initial license fee of $500,000, plus an additional license fee of $.0005 per processed gallon. The agreement also required royalty payments of 50% of gross per gallon receipts, not to be less than $3 million at the end of the first two years and $2 million by the end of each year thereafter. The agreement was for a five-year term, with automatic five-year continuous renewal. The payment as against the initial fee described in Note 3 was recognized as income in 1998, on the statement of income, in revenue from normal operation.

     On September 30, 1998, the Company terminated the license agreement and sued Solucorp Industries, Ltd. for breach of contract and fraud damages (see
Note 18). While the license agreement has been terminated, the partial payment against the initial license fee was recognized as revenue, during 1998, as the fee was non-refundable. As of December 31, 1999, the Company determined that the receipt of cash from the consideration (restricted common stock) received and the royalty receivable was remote. Therefore, these amounts were written off in 1999 (see Notes 3 and 7).

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 10 - CAPITALIZED PERMIT COSTS

     The Company has incurred costs as part of the application process required to obtain a storage permit and certain other valuable permits. These costs will be amortized over the life of the permits upon the commencement of operations under each permit. Certain permit costs related to the Company's former facility in New York were transferred to KBF-LI. They were included in the assets sold and/or abandoned at the New York operation.

NOTE 11 - ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:

                                                          1999            1998
                                                        --------        --------
           Insurance                                    $ 15,686        $ 25,409
           Utilities                                       3,000           3,000
           Professional Fees                               4,000          25,250
           Facility Equipment                                  0         100,476
           Other Accrued Expenses                         17,989          37,374
                                                        --------        --------
                                                        $ 40,675        $191,509
                                                        ========        ========

NOTE 12 -  LONG-TERM DEBT

     During 1999, the Company extended notes payable to twelve (12) private individuals. The obligations are due twenty-four months from the commencement of New World operations. Principal and interest payments are will be due in amounts equal to 44% of the net pretax profit of New World. Interest is computed at 6.5% per annum. The notes also provide for conversion to the Company's restricted common stock, at the market rate on conversion date, less a 25% lack of marketability discount, of any balance of the obligations remaining at the end of the twenty-four month period. The notes also contain a business-unit-specific profit participation component for the lenders, after the notes have been satisfied, which totals 27% of the business-unit-specific profit. The obligations are secured by New World's equipment.

                                                     12/31/99          12/31/98
                                                    ----------        ----------
         Total Long-Term Debt                       $1,350,000                 0
         Less: Current Portion                         225,000                 0
                                                    ----------        ----------
         Long-Term Portion                          $1,125,000        $        0
                                                    ==========        ==========

NOTE 13 - LEASES

CAPITAL LEASE OBLIGATIONS

The Company leases equipment with lease terms expiring through August 2002. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1999:

         2000                                                         $ 173,032
         2001                                                           154,919
         2002                                                            72,181
         2003                                                            53,340
       Thereafter                                                        35,560
                                                                      ---------
         Total minimum lease payments                                   489,032
         Amounts representing interest                                  (92,926)
                                                                      ---------
         Present value of net minimum
          lease payments remaining                                      396,106
         Less: Current portion                                          127,369
                                                                      ---------
         Long-Term Portion                                            $ 268,737
                                                                      =========

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

On all capital leases, the equipment under lease is pledged toward the lease obligation.

OPERATING LEASES

The Company maintains its corporate offices at its facility located in Paterson, New Jersey. The lease terms, which include a purchase option, provide for the base rent to be paid monthly over six years commencing December 1997. The lease obligations are as follows:

                          2000                        $200,500
                          2001                         208,600
                          2002                         213,550
                          2003                         201,300
                       Thereafter                            0
                                                      --------
                                                      $823,950
                                                      ========


NOTE 14 - STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

     In May of 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the "ISO Plan"). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant (five years, in the case of 10% shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. Stock covered under the Plan has been registered with the Securities and Exchange on Form S-8. As of the date of this report, 4,654,966 options have been issued under this Plan.

STOCK OPTIONS

     In 1998, the Company issued, for unpaid prior years salaries, Kathi Kreisler and Lawrence Kreisler 7,500,000 and 400,000 options respectively. The options exercisable for a period of ten years, exercisable at $0.40 per share, equal to the market value at grant date. Mr. Lawrence Kreisler was issued 5,000,000 options for new patent technology, (See Patents and Proprietary Information). The options are exercisable for a period of ten years, exercisable at $0.20 per share, equal to the market value at grant date. These options were revised in 1999 as described below.

     In 1998 the Company issued to unrelated third parties, 2,775,000 options for the debt financing for the facility expansion project. The options are exercisable for a period of five years and exercisable at $0.15-$0.21 per share, equal to the market value at grant date.

     In 1998 the Company issued to unrelated third parties, in payment of services rendered for various consulting services, 325,000 options exercisable for a period of five years at $0.20 per share, equal to market value at the grant date.

     In 1998 the Company issued to unrelated third parties, in payment of services rendered in connection with

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (Continued)

facility construction, 812,000 options were issued exercisable for a period of ten years at $0.10 - $0.21 per share, with a market value of a lesser amount at grant date.

     In 1998, in connection with previously reported capital raises, the Company issued 2,695,000 options to an investment banking institution exercisable period for a of five years at $0.15-$0.25 per share with market value of $0.25-$0.32 at grant date. These options were renegotiated upon the termination by the Company of the investment banking institution's relationship with the Company. On September 8, 1998, the former warrants were replaced with new warrants to purchase a total of 1,500,000 shares at $0.15 and 250,000 shares of restricted stock. The warrants and the underlying shares are exercisable at between September 8, 1998 and August 30, 2003 and are callable by the Company at $0.01 per option.

     During 1999 the company issued 26,862,919 options, called 857,680 options, canceled 2,775,000 options, and reduced other outstanding options by 1,900,000. The result was in a net increase in the outstanding options of 18,912,919. Of these, 11,500,000 options vest upon performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum. These options are further described below.

Directors and Officers

     12,944,028 options were granted to Kevin Kreisler during 1999, 11,500,000 options are incentive options, which vest gradually with performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum in accordance with the following schedule:

              Annual Revenue                              Option
                  Target                                  Shares
                  ($mil)                                  Vesting
              --------------                              -------
                 $ 3.750                                 1,150,000


                   4.688                                 1,150,000

                   5.859                                 1,150,000


                   7.324                                 1,150,000

                   9.155                                 1,150,000

                  11.444                                 1,150,000

                  14.305                                 1,150,000

                  17.881                                 1,150,000

                  22.351                                 1,150,000

                  27.940                                 1,150,000
                                                        ----------
                                                        11,500,000
                                                        ==========

     These options are exercisable for a period of ten years, at $.21 per share, equal to the market value at grant date. They vest after 9.5 years regardless of the foregoing benchmarks, provided Mr. K. Kreisler continues as an employee until that time.

     444,028 options were granted to Mr. K. Kreisler for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 1998 through December 31, 1999. 1,000,000 options were granted as a bonus for the development of a management, investor, supplier and advisor network during the same

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (Continued)

period. The options are exercisable for a period of five years, at $.22 per share, equal to 110% of the market value at grant date.

     In accordance with FAS 123, the Company elected to value these employee options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below, using cliff vesting were applicable.

     950,000 options were granted to the Company's Directors during 1999. 400,000 of these options were for 1998 service and 550,000 options were for 1999 service. The 1998 service options are exercisable for a period of ten years, at $.40 per share, equal to the market value at grant date. The 1999 service options issued to members of the Kreisler family are exercisable over a period of five years, at $0.22 per share, equal to 110% of market value at grant date. The balance of the 1999 service options are exercisable at $.20 per share, equal to the market value at grant date.

     Options   granted  to  outside   directors   were  valued   utilizing   the
Black-Scholes option model and included in the Financial Statements presented herein at $104,905, in general and administrative expenses.

     In accordance with FAS 123, the Company elected to value the employee directors options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

     3,531,250 options were granted to officers of the Company during 1999. Of these, 1,656,250 options were granted to the Company's CFO, 250,000 options for 1998 service and 1,406,250 for 1999 service, in addition to $5,200 of cash salary and 1,875,000 options were granted to the Company's general counsel for 1999 service, in addition to $5,200 of cash salary. The options are exercisable for a period of ten years, at $0.19 per share, equal to the market value at grant date.

     In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

OTHER OPTIONS GRANTED

     3,299,775 options were granted to unrelated third parties during 1999, in connection with the Company's New World project (Note 1). The options are exercisable for a period of ten years, at between $0.10 and $0.16 per share.

     In accordance with FASB 123 these options were valued utilizing the Black-Scholes option model, or the amount invoiced by the vendor, and included in the Financial Statements presented herein at $397,412 as Fixed Assets, and $41,542 as Permit Costs.

     1,038,000 options were granted to unrelated third parties during 1999, to arrange for debt financing for the New World project (Note 1). The options are exercisable for a period of ten years, at $0.10 per share.

     In accordance with FASB 123 these options were valued utilizing the Black-Scholes option model and included in the Financial Statements presented herein at $189,331 as Deferred Financing Costs (Note 5).

     5,099,866 options were granted to various employees during 1999. These options were granted to numerous management positions including plant manager, regulatory compliance officer, telemarketing manager, facility development manager, and marketing development manager. The options are exercisable for a period of ten years, at $0.19 - $0.26 per share.

     In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

Options Called, Exercised, Canceled and Reduced

     In 1999 the Company called certain options which became callable during the year. 857,680 options were not exercised and were repurchased by the Company for $0.0001 per share. 842,320 options were exercised at between $0.15 and $0.25 per share. 1,500,000 options were exercised at $0.10 per share. The Company canceled 2,775,000 options for nonperformance, which were granted during 1998.

     The Company reduced 7,900,000 options held by Kathi Kreisler (7,500,000) and Larry Kreisler (400,000) by 1,900,000 shares, or from 7,900,000, to 6,000,000, in exchange for a reduced exercise price, from $0.40 to $0.25 per share, subject to a one year lock up. The reduced exercise price exceeded the market price on the day of the reduction.

ADDITIONAL DISCLOSURE UNDER SFAS 123

     The effect of applying SFAS No. 123 on 1999 and 1998 pro forma net loss, as stated below, is not necessarily representative of the effects on reported net income (loss) for future years, due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option grants to employees been determined based upon fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1999 and 1998 would have been ($3,599,456) and ($3,088,651) or ($.05) per share for both years. The fair value of options granted during 1999 and 1998 ranged from $.16 - $.37, and $.14- $.37, respectively, on the date of the grant, using the Black-Scholes option-pricing model, with the following assumptions: no dividend yield, volatility of 122.6% for 1999 and 102.6% for 1998, and a risk-free interest rate of 6% for 1999 and 5.4% for 1998. A summary of the stock option activity is as follows:

                         CHANGES IN OUTSTANDING OPTIONS:

                                                              Number of Shares:             Weighted Average Price:
                                                              -----------------             -----------------------
Balance at January 1, 1998                                       20,207,621                      $   .10

Options Granted                                                  19,507,000                          .27
                                                                 ----------                       ------
Balance at December 31, 1998                                     39,714,621                          .19

Options Granted                                                  26,862,919                          .20

Options Exercised                                                (2,342,320)                         .12

Options Eliminated (called/canceled)                             (3,632,680)                         .17

Options Modified                                                 (1,900,000)                         .25
                                                                 ----------                       ------
Balance at December 31, 1999                                     58,702,540                          .19
                                                                 ==========                       ======
Options Exercisable at December 31, 1999                         47,077,540                          .18
                                                                 ==========                       ======

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 14 - STOCKHOLDERS' EQUITY (CONTINUED)

ADDITIONAL DISCLOSURE UNDER SFAS 123 (Continued)

CHANGES IN OUTSTANDING OPTIONS (Continued):

                                                         OPTIONS OUTSTANDING:                    OPTIONS EXERCISABLE:
                                                 ----------------------------------      ----------------------------------
     Range of Exercise      Shares Outstanding      Weighted       Weighted Average         Number         Weighted Average
          Prices                 12/31/99            Average        Exercise Price       Exercisable        Exercise Price
                                                 Remaining Life                            12/31/99
     $.00 - .10                 21,889,866         7.28 years         $    .10            21,889,866             $   .10

      .11 - .20                 13,493,646         8.64 years              .19            13,493,646                 .19

      .21 - .30                 22,919,028         8.13 years              .23            11,294,028                 .25

      .31 - .40                    400,000         8.00 years              .40               400,000                 .40
     ----------                 ----------         ----------         --------            ----------             -------
     $.00 - .40                 58,702,540         7.93 years              .19            47,077,540                 .18
     ==========                 ==========         ==========         ========            ==========             =======

NOTE 15 - GENERAL &  ADMINISTRATIVE EXPENSES

The following is a list of the major general & administrative categories:

                                                                        1999                       1998
                                                                     ----------                 ----------
Professional Fees                                                    $  196,381                 $  158,459
Salaries                                                                390,774                    350,464
Directors Fees                                                          140,505                          0
Allocated Payroll Costs                                                  80,938                     81,291
Insurance                                                                84,235                     95,334
Other General & Administrative Expenses                                 376,291                    422,926
                                                                     ----------                 ----------
Total General & Administrative Costs                                 $1,269,124                 $1,108,474
                                                                     ==========                 ==========

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 16 - INCOME TAXES

Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

Deferred Tax Assets:

                                                                          1999                       1998
                                                                       -----------                -----------
Net Operating Loss Carry Forward                                       $ 1,609,482                $ 1,213,547
Unrealized Loss on Available for Sale Securities                           460,021                          0
Allowance for Doubtful Accounts                                             11,564                     10,602
                                                                       -----------                -----------
                                                                         2,081,067                  1,224,149
Valuation Allowance                                                      2,081,067                  1,224,149
                                                                       -----------                -----------
Deferred Tax Assets                                                    $         0                $         0
                                                                       ===========                ===========

Change in Valuation Allowance                                          $  (856,918)               $  (129,951)
                                                                       ===========                ===========


The benefit for income taxes is as follows:                               1999                       1998
                                                                       -----------                -----------

Current:

Federal                                                                $         0                $         0
State                                                                      (69,077)                     5,887

Deferred:

Federal                                                                          0                          0
State                                                                            0                          0
                                                                       -----------                -----------
Total                                                                  $   (69,077)               $     5,887
                                                                       ===========                ===========

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 16 - INCOME TAXES (CONTINUED)

At December 31, 1999 the Company's operating loss carry forward expires as follows:

                                              FEDERAL                   NEW YORK                  NEW JERSEY
          December 31, 2002                 $  173,891                 $  168,891                 $        0

                       2003                    120,270                    115,270                          0

                       2004                    318,761                    313,761                          0

                       2005                    116,490                    111,490                          0

                       2006                          0                          0                          0

                       2007                    279,456                    274,456                          0

                       2008                    705,626                    700,626                          0

                       2009                    850,743                    845,743                          0

                       2010                    348,301                    343,301                          0

                       2011                    445,228                    439,341                          0

                       2012                    207,635                    207,301                          0

                       2013                  1,167,371                          0                          0

            TOTAL AVAILABLE                 $4,733,772                 $3,520,180                 $        0

NOTE 17- EARNINGS PER SHARE

Common Stock Outstanding:                                                          1999                      1998
                                                                                  ------                     ----
         Beginning of Year                                                      64,034,660                49,112,690
         End of Year                                                            69,213,236                64,034,660
         Issued during the year                                                  5,178,576                13,072,053

Weighted Average number of outstanding shares                                   65,213,236                57,026,019

     Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.

NOTE 18 - COMMITMENTS & CONTINGENCIES

LEGAL MATTERS

     The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

     The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan (an employee of the Company) and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 18. COMMITMENTS & CONTINGENCIES (CONTINUED)

LEGAL MATTERS (Continued)

the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The second matter is entitled, KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. The action was filed in the Superior Court of New Jersey, Law Division, Passaic County on October 7, 1998. The Complaint seeks compensatory and punitive damages, attorney's fees and costs. Defendants filed an Answer to the Complaint with Counterclaims and a Third-Party Complaint seeking compensatory and punitive damages, attorney's fees and costs. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The third matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

     The Company is also involved in various collection matters in which the Company is seeking payment for services rendered.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to receive an annual bonus equal to 6% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan.

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

     In January 1998, the Company issued 400,000 stock options to Lawrence Kreisler for past services rendered as a result of voluntarily reducing his salary. Each of these stock options is convertible into one share of common stock at $0.40 per share, for a period of ten (10) years from the date of issuance. These options were revised in 1999 as described below in Note 14.

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 18. COMMITMENTS & CONTINGENCIES (CONTINUED)

Employment Agreements (Continued)

     The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. K. Kreisler is entitled to receive an annual bonus equal to 4% of the Company's annual net income before taxes, reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan.

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

     Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325.00, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401(k) payments. In January 1998, the Company issued Ms. Kreisler 7,500,000 stock options, each convertible to one share of common stock, at $0.40 per share for a period of ten (10) years from the date of issuance for past services rendered. These options were revised in 1999 as described in Note 14.

     The terms of the Mr. Kevin Kreisler's employment agreement for 1999 included an annual base salary of $80,000, with an automatic 10% annual increase. Mr. Kevin Kreisler will be entitled to an annual bonus equal to 3% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company.

     The terms of Mr. Casuccio's employment agreement with the Company for 1999 were an annual salary of $5,200 and the issuance of performance based stock options, as further described in Note 14 below. The agreement is negotiated annually.

     The terms of Mr. Sonageri's employment agreement with the Company for 1999 were an annual salary of $5,200 and the issuance of performance based stock options, as further described in Note 14 below. The agreement is negotiated annually.

     These employment agreements provide for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in Note 14.

          EXHIBIT A - KBF POLLUTION MANAGEMENT, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

     In 1998, Kathi Kreisler was granted 7,500,000 options and Lawrence Kreisler was granted 400,000 options to purchase shares of common stock for unpaid wages from March 1993 through December 1998. These options are further discussed in
Note 14.

     In 1999, Kevin Kreisler was granted 444,028 options to purchase shares, to cover cash payroll shortfalls, of common stock, as further described in Note 14.

NOTE 20 - CASH RESTRICTED

     As a requirement with respect to the Company's Long Island Part 373(b) permit application, the Company had to establish an irrevocable letter of credit with a commercial bank for $27,500. The Certificate of Deposit was being held as collateral for the letter of credit, and was required to remain on deposit at the commercial bank which issued the letter of credit. The account was released in 1999.

NOTE 21 - SUBSEQUENT EVENTS

     Subsequent to December 31, 1999 through March 27, 2000, the Company issued 4,608,542 shares of common stock: 2,918,667 for the exercise of outstanding options, 1,400,000 for private placements, and 289,875 shares for services rendered to the Company. The Company received $609,611 for the foregoing issues of common stock.

     The Company entered into employment agreements with Chief Financial Officer and General Counsel for the year 2000, which included a total of 3,375,000 ten-year, performance based stock options, exercisable at $0.21 per share (the market value at the date of grant).

NOTE 22- RELATED PARTY TRANSACTIONS

The Company has the following related party transactions:

     1) Metal Recovery Transportation, Corp. ("MRTC") entered into an agreement with the Company to service all of the Company's transportation needs. MRTC assumes all liability associated with these services and provides the services to the Company at rates below the prevailing market rates.

     2) Lawrence Kreisler, President and Chairman of KBF loaned the Company $30,648 during 1999. The balance owed to Mr. Kreisler at December 31, 1999 is $30,648.

     3) Certain members of the Board of Directors and advisors to the Company loaned the Company $60,000 in prior years. The Company issued stock in repayment of this loan in 1998.

NOTE 23 - RETIREMENT PLAN

     The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for substantially all employees. The Company elected to contribute $17,329 during 1999.