Form 10QSB
period 2000-03-31
KBF POLLUTION MANAGEMENT INC
filed 2000-05-15
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:  March 31, 2000                             File No.: 2-20954-NY

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No --

Indicate the number of shares outstanding of each of the registrant's classes of stock as of May 11, 2000:

Common stock, $.00001 par value - 77,004,778 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes  X ;  No     .
      ----     -----

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

       Item I - FINANCIAL STATEMENTS (Unaudited)

            Balance Sheets -
           March 31, 2000 and December 31, 1999                                                                 3-4

            Statement of Income -
           Three Months Ended March 31, 2000 and 1999                                                             5

            Statement of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                                                           6-7

        Notes to Financial Statements                                                                             8

    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                                                             9-11

PART II - OTHER INFORMATION                                                                                      12

SIGNATURES                                                                                                       12



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  BALANCE SHEET

                                     ASSETS

                                                                                3/31/00            12/31/99

                                                                               Unaudited            Audited

CURRENT ASSETS:

 Cash                                                                     $    551,580          $    344,598
 Trade Accounts Receivable (Net of
   allowance for doubtful accounts
   of $39,735 & $34,011)                                                       566,701               440,992
 Other Receivables                                                              76,275                76,275
 Inventories                                                                    15,494                20,682
 Prepaid Expendable Supplies                                                    14,650                11,102
 Other Prepaid Expenses                                                         15,459                 6,971
                                                                          ------------          -----------

     Total Current Assets                                                    1,240,159               900,620

FIXED ASSETS:

   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,771,742 & $1,685,944)                               4,115,552             3,741,762
   Leased Property under Capital Leases
      (Amortization of $316,959 & $312,970)                                    316,876               422,007
   Non Expendable Stock, Parts & Drums                                         146,103               139,146
                                                                          ------------          ------------

     Total Fixed Assets, Net                                                 4,578,531             4,302,915

OTHER ASSETS:

   Security Deposits                                                            42,634                42,634
   License/Patent (Net of Accumulated Amortization
      of $2,250 & $2,000)                                                       25,328                25,578
   Capitalized Permit Costs                                                     53,542                53,542
   Deferred Financing Costs                                                    236,402               236,402
                                                                          ------------           -----------

     Total Other Assets                                                        357,906               358,156
                                                                          ------------           -----------

          TOTAL ASSETS                                                      $6,176,596            $5,561,691
                                                                            ==========            ==========


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  BALANCE SHEET
                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           3/31/00        12/31/99

                                                                                          Unaudited        Audited

CURRENT LIABILITIES:

   Accounts Payable - Trade                                                          $     726,085     $    741,621
   Accrued Expenses                                                                         43,749           40,675
   Taxes Withheld & Accrued                                                                  2,521            4,580
   Officer's Loans                                                                          30,648           30,648
   Current Portion of Long - Term
       Debt                                                                                225,000          225,000
   Current Portion of Capital Lease
       Obligations                                                                         123,680          127,369
                                                                                     -------------     ------------

     Total Current Liabilities                                                           1,151,683        1,169,893

LONG-TERM LIABILITIES:

   Long - Term Debt (Net of Current Portion)                                             1,325,000        1,125,000
   Long - Term Lease Obligations (Net of Current Portion)                                  247,447          268,737
                                                                                       -----------    -------------

     Total Long - Term Liabilities                                                       1,572,447        1,393,737

STOCKHOLDERS' EQUITY (DEFICIT) :

   Com. Stock par value .00001 per sh.
   Authorized - 500,000,000 shares
   Issued & Outstanding

       March 31, 2000 - 75,694,678                                                            755
       Dec. 31,  1999 - 69,213,236                                                                              692
   Capital in Excess of Par Value                                                       8,792,027         8,125,503
   Retained Earnings (Deficit)                                                         (5,340,316)       (5,128,134)
                                                                                     ------------      ------------
            Total Stockholders' Equity (Deficit)                                        3,452,466         2,998,061
                                                                                     ------------         ---------

TOTAL LIABILITIES
     & STOCKHOLDERS' EQUITY (DEFICIT)                                                 $ 6,176,596     $   5,561,691
                                                                                      ===========     =============



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                               STATEMENT OF INCOME
                               -------------------
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                  3/31/00               3/31/99
                                                                                  -------               -------
REVENUES                                                                    $      755,357      $       553,075
--------
LESS: Cost of Operations                                                           595,185              454,561
----                                                                        --------------       --------------

Gross Profit                                                                       160,172               98,514

LESS: General & Admin. Expenses                                                    311,773              319,708
----
           Advertising                                                                 902                7,623
           Selling Expenses                                                         47,384               54,090
                                                                            --------------       --------------

Operating Income (Loss)                                                           (199,887)            (282,907)

OTHER INCOME (EXPENSES):

Interest Income                                                                        176               18,029
Interest Expense                                                                   (10,605)              (6,021)
Income Tax Provision                                                                (1,867)              (1,145)
                                                                            ---------------      ---------------

NET INCOME (LOSS)                                                                 (212,183)            (272,044)
------------------

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Gains                                                                 0               33,675
                                                                        ------------------        -------------

COMPREHENSIVE INCOME (LOSS)                                                  $    (212,183)         $  (238,369)
---------------------------                                                  ==============         ============


Number of Shares Outstanding                                                    75,694,678           63,905,946

Earnings Per Share from Operations                                         $          (.01)      $         (.01)
                                                                           ===============       ===============

Earnings Per Share - Net Income (Loss)                                     $          (.01)      $         (.01)
                                                                           ===============       ===============



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)



                                                                                        THREE MONTHS ENDED
                                                                                   3/31/00               3/31/99
                                                                                   -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Cash Received from Customers                                            $         623,924       $       486,866
 Cash Paid to Suppliers & Employees                                               (878,270)             (654,128)
 Interest & Dividends Received                                                         176                   983
 Interest Paid                                                                      (9,732)               (6,021)
 Income Taxes Paid                                                                  (5,322)                 (680)
                                                                         -----------------       ----------------

Net Cash Provided (Used) by

Operating Activities                                                              (269,224)             (172,980)

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from Sale of Equipment                                                         0                24,000
 Cash Purchases of Equipment & Facility                                           (365,401)             (592,561)
                                                                         ------------------      ----------------
Net Cash Provided (Used) in Investing

Activities                                                                        (365,401)             (568,561)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock & Conversion of

    Warrants                                                                       666,587               150,000
   Proceeds for Issuance of Long - Term Debt                                       200,000               640,000
   Release of Restricted Cash                                                            0                27,500
   Repayment of Long-Term Debt &
     Capital Lease Obligations                                                     (24,979)              (16,375)
                                                                         -----------------       ---------------
Net Cash Provided (Used) by Financing

Activities                                                                         841,608               801,125
                                                                         -----------------       ---------------

NET INCREASE (DECREASE) IN CASH                                                    206,983                59,584

CASH at Beginning of Period                                                        344,597               300,213
                                                                         -----------------       ---------------

CASH at End of Period                                                    $         551,580       $       359,797
                                                                         =================       ===============



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                               3/31/00                    3/31/99
                                                                               -------                    -------
RECONCILIATION OF NET INCOME TO NET

CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                        $    (212,183)          $        (272,044)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                                                89,787                       87,477
    Amortization                                                                   250                          250
    Expenses Paid in Stock                                                           0                       76,350
    Bad Debt Expense                                                             5,724                       17,679
    Inputed Interest Income                                                          0                      (17,046)
     Loss from Discontinued Operations                                               0                       22,759

(Increase) Decrease :
      Trade Accounts Receivable                                               (131,433)                    (66,209)
      Inventories                                                                5,188                     (11,479)
      Prepaid Expenses & Deposits                                              (12,036)                     (1,693)

Increase (Decrease) in:
      Accounts Payable                                                         (15,536)                      71,783
      Withholding Taxes Payable                                                 (2,059)                      (5,441)
     Accrued Expenses                                                            3,074                      (75,366)
                                                                         -------------                    ---------

                                                                         $    (269,224)             $     (172,980)
                                                                         ==============             ===============


Supplemental schedule of non-cash
investing and financing activities:
Common Stock and Options issued for the
payment of accounts payable and accrued expenses.                     $              0              $       68,333
                                                                      ================              ==============

Common Stock issued for the payment of
underwriting costs, equipment and expenses.                           $              0              $      194,720
                                                                      ================              ==============

Revaluation of Available-for-sale-securities.                         $              0              $      (33,675)
                                                                      ================              ==============

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 annual report filed on form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                                                       3/31/00                  12/31/99
                                                                       -------                  --------

Shipping Supplies                                                    $   3,000                 $   2,857
Reagents                                                                12,494                    17,825
                                                                        ------                    ------
                                                                      $ 15,494                  $ 20,682
                                                                      ========                  ========

NOTE 3 - JOINT VENTURE

On May 6, 2000, the Company signed a joint venture agreement with Jones Environmental Services, LLC ("JES"), which provides for the formation of KBF
Environmental Services, Inc., a jointly owned subsidiary, 80% owned by the Company and 20% owned by JES. The subsidiary shall provide revenue for the Company utilizing the existing sales force of both JES and the Company. The agreement provides for the issuance of 5 million stock options to JES, which vest based upon performance-based benchmarks. These benchmarks are based upon achieving annualized revenues of $15 million.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES SET FORTH ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the three months ended March 31, 2000 increased to $755,357 as compared to $553,075 for the same period in 1999, an increase of 37%. This increase in revenues is due to the Company's move to New Jersey where there are increased business opportunities, along with the Company's expansion of both internal and external sales efforts, increased market penetration and the expansion of the Company's recycling and commodity manufacturing capabilities. Management expects this upward trend to continue. In this regard the company is expanding both its internal and external sales efforts (see Note 3), increasing its market penetration, and expanding its SST processing capabilities.

Aged trade accounts receivable are as follows:

                                        0 -30 days                     $ 429,488
                                        30-45 days                        76,546
                                        45-60 days                        38,997
                                        60-90 days                        28,586
                                       90-120 days                         5,562
                                        120 + days                        27,257
                                                                       ---------
                                                                       $ 606,436

An allowance in the amount of $39,735 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through May 11, 2000 was $246,196.

Cost of sales for the three months ended March 31, 2000 decreased to 79% of revenues from 82% of revenues for the same period in 1999. This decrease is primarily the result of the Company's fixed direct costs, which did not increase directly with revenue. Management expects the percentage of cost of sales to continue to decline as revenues increase.

General and administrative expenses decreased by 3% to $311,773 for the three months ended March 31, 2000 from $319,708 for 1999. This decrease is primarily due to the decrease in professional fees. Despite the decrease, management continues to anticipate that legal fees relating to pending actions will be significant ($100,000) during 2000.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 (continued)

Selling expenses decreased by 12% to $47,384 for the three months ended March 31, 2000 as compared to $54,090 for the comparable period in 1999. This decrease is due to a temporary decrease in the Company's sales force, which occurred during the first quarter of 2000. The Company replenished its sales force during the latter part of the first quarter of 2000. Sales costs will rise to previous levels during the second quarter of this year.

The Company incurred a net loss of -$212,183 for the first three months of 2000, a 22% increase from the net loss of -$272,044 for the same period in 1999, due to the increase in sales and the decrease in other costs mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $88,476 at March 31, 2000. This amount is computed by subtracting current liabilities from current assets. As of March 31, 2000 the current liabilities include $225,000 of long-term debt that is payable out of anticipated New World earnings only. Working capital without this debt is $313,476.

During the second quarter of 2000, the Company raised $290,630 through the sale of common stock in private placements and through the exercise of outstanding common stock options. Management anticipates raising additional capital during 2000, through similar efforts, to subsidize its continued expansion and the Company's Corporate Restructuring Plan.

Management believes that projected increases in sales during 2000 will have a positive impact on cash flows from operations and coupled with capital input during 2000 and the anticipated additional capital raises, will provide sufficient working capital for the balance of 2000.

CERTAIN EVENTS

The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

The first matter is entitled, Clean Earth Recycling, Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan (an employee of the Company) only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The counterclaim seeks compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999 (continued)

CERTAIN EVENTS (continued)

The second matter is entitled KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. The action was filed in the Superior Court of New Jersey, Law Division, Passaic County on October 7, 1998. The Complaint seeks compensatory and punitive damages, attorney's fees and costs. Defendants filed an Answer to the Complaint with Counterclaims and a Third-Party Complaint seeking compensatory and punitive damages, attorney's fees and costs. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The third matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Complaint arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed and Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

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

                                 MARCH 31, 2000

PART II - OTHER INFORMATION

   Item II Part (c) - Sale of Securities not Registered

           (a) The Company sold 2,483,000 shares of unregistered common stock from January 1, 2000 through May 11, 2000, which were exempt under section 4(2).

           (b) There were no underwriters relating to this sale. The stock was sold to accredited individual investors.

           (c) The stock was sold for $665,740, all of which was received by the registrant.



   Item VI - Exhibits and Reports on Form 8-K



             Exhibits  No.                                  Description
             ------------                                   -----------
                   27                                 Financial Data Schedule

             Reports on Form 8-K for the three  months  ended  March  31,  2000, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  KBF POLLUTION MANAGEMENT, INC.


Dated:  May 11, 2000                                          /s/ LARRY KREISLER
                                                              -----------------------------------
                                                              LARRY KREISLER - PRESIDENT



Dated:  May 11, 2000                                          /s/ KATHI KREISLER
                                                              ------------------------------------
                                                              KATHI KREISLER    SECRETARY /
                                                                                TREASURER
