Form 10QSB
period 2000-06-30
KBF POLLUTION MANAGEMENT INC
filed 2000-08-14
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



 For Qtr. Ended:                June 30, 2000               File No.: 2-20954-NY

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 10, 2000:

Common stock, $.00001 par value - 84,458,053 shares outstanding.

Transitional Small Business Disclosure Format:

   Yes X ;  No    .
      ---      ---

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

    Item I - FINANCIAL STATEMENTS (Unaudited)

           Balance Sheets -
             June 30, 2000 and December 31, 1999                     3-4

           Statement of Income -
             Six Months Ended June 30, 2000 and 1999                  5

             Three Months Ended June 30, 2000 and 1999                6

           Statement of Cash Flows -
             Six Months Ended June 30, 2000 and 1999                7-8

           Notes to Financial Statements                              9

    Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS                10-13

PART II - OTHER INFORMATION                                          14

SIGNATURES                                                           14

FINANCIAL DATA SCHEDULE                                              15

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                                  BALANCE SHEET
                                     ASSETS



                                                                   6/30/00                12/31/99
                                                                  Unaudited                Audited
                                                                  ---------               --------

CURRENT ASSETS:

   Cash                                                           $  369,899               $  344,598
   Trade Accounts Receivable (Net of
     allowance for doubtful accounts
     of  $39,127 & $34,011)                                          519,716                  440,992
   Other Receivables                                                 161,541                   76,275
   Inventories                                                        14,636                   20,682
   Prepaid Expendable Supplies                                        14,504                   11,102
   Other Prepaid Expenses                                             12,675                    6,971
                                                                  ----------               ----------

         Total Current Assets                                      1,092,971                  900,620

FIXED ASSETS:
   Property, Equipment & Improvements
      (Net of Accumulated Depreciation &
      Amortization of $1,839,632 & $1,685,944)                     4,232,207                3,741,762
   Leased Property under Capital Leases
      (Net of Accumulated Amortization
       of $340,063 & $312,970)                                       449,361                  422,007
   Non-Expendable Stock, Parts & Drums                               144,641                  139,146
                                                                  ----------               ----------

         Total Fixed Assets, Net                                   4,826,209                4,302,915

OTHER ASSETS:

   Security Deposits                                                  42,634                   42,634
   License/Patent (Net of Accumulated Amortization
      of $2,500 & $2,000)                                             25,078                   25,578
   Capitalized Permit Costs                                           53,542                   53,542
   Deferred Financing Costs                                          236,402                  236,402
                                                                  ----------               ----------
         Total Other Assets                                          357,656                  358,156
                                                                  ----------               ----------

                  TOTAL ASSETS                                    $6,276,836               $5,561,691
                                                                  ==========               ==========



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDERS' EQUITY



                                                                       6/30/00                 12/31/99
                                                                      Unaudited                 Audited
                                                                      ---------                --------
CURRENT LIABILITIES:

   Accounts Payable - Trade                                          $   386,503              $   741,621
   Accrued Expenses                                                      172,926                   40,675
   Taxes Withheld & Accrued                                                3,460                    4,580
   Officer's Loans                                                        30,648                   30,648
   Current Portion of Long-Term Debt                                     225,000                  225,000
   Current Portion of Capital Lease
       Obligations                                                       131,690                  127,369
                                                                     -----------              -----------

         Total Current Liabilities                                       950,227                1,169,893

LONG-TERM LIABILITIES:

   Long - Term Debt (Net of Current Portion)                           1,325,000                1,125,000
   Long - Term Lease Obligations (Net of Current Portion)                234,205                  268,737
                                                                     -----------              -----------

         Total Long - Term Liabilities                                 1,559,205                1,393,737

STOCKHOLDERS' EQUITY:

   Com. Stock par value .00001 per sh
   Authorized - 500,000,000 shares
   Issued & Outstanding
       June 30, 2000 - 83,698,053                                            833
       Dec. 31,  1999 - 69,213,236                                                                    692
   Capital in Excess of Par Value                                      9,626,672                8,125,503
   Treasury Stock                                                         (7,828)                       0
   Retained Earnings (Deficit)                                        (5,852,273)              (5,128,134)
                                                                     -----------              -----------
            Total Stockholders' Equity                                 3,767,404                2,998,061
                                                                     -----------              -----------

TOTAL LIABILITIES
         & STOCKHOLDERS' EQUITY                                      $ 6,276,836              $ 5,561,691
                                                                     ===========              ===========



                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                               STATEMENT OF INCOME
                                   (Unaudited)

                                                     SIX MONTHS ENDED
                                                 6/30/00           6/30/99
                                                 -------           -------

REVENUES                                      $  1,266,513       $  1,088,297
LESS: Cost of Operations                         1,236,338            907,514
                                              ------------       ------------
Gross Profit                                        30,175            180,783

LESS: General & Admin. Expenses                    602,394            591,517
      Selling Expenses                             115,777            144,235
                                              ------------       ------------

Operating Income (Loss)                           (687,996)          (554,969)

OTHER INCOME (EXPENSES):

Interest Income                                        382             35,746
Interest Expense                                   (31,083)           (10,449)
Income Tax Provision                                (5,443)            (2,015)
                                              ------------       ------------

NET INCOME (LOSS)                                 (724,140)          (531,687)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                                0            (17,870)
                                              ------------       ------------

COMPREHENSIVE INCOME (LOSS)                   $   (724,140)      $   (549,557)
                                              ============       ============

Number of Shares Outstanding                    83,698,053         64,713,500

Earnings Per Share from Operations            $       (.01)      $       (.01)
                                              ============       ============

Earnings Per Share - Net Income (Loss)        $       (.01)      $       (.01)
                                              ============       ============

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000
                               STATEMENT OF INCOME
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                               6/30/00               6/30/99
                                               -------               -------

REVENUES                                    $    511,157          $    535,221
LESS: Cost of Operations                         641,154               452,954
                                            ------------          ------------

Gross Profit                                    (129,997)               82,267

LESS:  General & Admin. Expenses                 290,623               272,335
       Selling Expenses                           67,492                81,693
                                            ------------          ------------

Operating Income (Loss)                         (358,115)             (271,761)

OTHER INCOME (EXPENSES):

Interest Income                                      206                17,716
Interest Expense                                 (20,478)               (4,428)
Income Tax Provision                              (3,576)               (1,170)
                                            ------------          ------------

NET INCOME (LOSS)                               (511,960)             (259,643)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized Holding Losses                              0               (51,545)
                                            ------------          ------------

COMPREHENSIVE INCOME (LOSS)                 $   (511,960)         $   (311,188)
                                            ============          ============

Number of Shares Outstanding                  83,698,053            64,713,500

Earnings Per Share from Operations          $       (.01)         $       (.01)
                                            ============          ============

Earnings Per Share - Net Income (Loss)      $       (.01)         $       (.01)
                                            ============          ============

                See accompanying notes to financial statements.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                  6/30/00             6/30/99
                                                  -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Cash Received from Customers                 $ 1,182,673         $   973,138
   Cash Paid to Suppliers & Employees            (2,083,889)         (1,047,516)
   Interest & Dividends Received                        382               1,655
   Interest Paid                                    (30,783)            (10,649)
   Income Taxes Paid                                 (7,773)               (680)
                                                -----------         -----------

Net Cash Provided (Used) by
Operating Activities                               (939,390)            (84,052)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Equipment                        0              24,000
   Cash Purchases of Intangible Assets                    0              (7,568)
   Cash Purchase of Treasury Stock                   (7,828)                  0
   Cash Purchases of Equipment                     (676,109)         (1,264,987)
                                                -----------         -----------
Net Cash Provided (Used) in Investing
Activities                                         (683,937)         (1,248,555)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from Sale of Stock &
    Warrants                                      1,478,840             150,000
   Proceeds from Issuance of Long-Term Debt         200,000           1,119,000
   Repayment of Long-Term Debt &
         Capital Lease Obligations                  (30,211)            (33,123)
                                                -----------         -----------
Net Cash Provided (Used) by Financing
Activities                                        1,648,629           1,235,877
                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH                      25,302             (96,730)

CASH at Beginning of Period                         344,597             300,213
                                                -----------         -----------
CASH at End of Period                           $   369,899         $   203,483
                                                ===========         ===========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                          6/30/00     6/30/99
                                                          -------     -------
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                        $(724,140)   $(531,687)

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
    Depreciation                                           180,782      175,762
    Amortization                                               500          500
    Expenses Paid in Stock                                       0       76,350
    Bad Debts                                                5,116       22,601
    Interest Income                                              0      (34,091)
    Loss from Discontinued Operations                            0       22,759

(Increase) Decrease :
    Restricted Cash                                              0       27,500
    Non-expendable Stock, Parts & Drums                     (5,495)           0
    Trade Accounts Receivable                              (83,840)    (115,159)
    Other Receivables                                      (85,266)           0
    Inventories                                              6,046       (3,211)
    Prepaid Expenses & Deposits                             (9,106)     (30,045)

Increase (Decrease) in:
    Accounts Payable                                      (355,118)     384,372
    Withholding Taxes Payable                               (1,120)      (5,441)
    Accrued Expenses                                       132,251      (74,262)
                                                         ---------    ---------

                                                         $(939,390)   $ (84,052)
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common Stock and Options issued for the
payment of accounts payable and accrued expenses         $       0    $ 100,833
                                                         =========    =========
Common Stock issued for the payment of
Underwriting costs, equipment & expenses                 $  22,469    $ 351,200
                                                         =========    =========

Revaluation of Available-for-sale-securities             $       0    $  17,870
                                                         =========    =========

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 annual report filed on Form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

                                                      6/30/00          12/31/99
                                                      -------          --------

Shipping Supplies                                     $ 2,700          $ 2,857
Reagents                                               11,936           17,825
                                                      -------          -------
                                                      $14,636          $20,682
                                                      =======          =======

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

                                  JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues for the six months ended June 30, 2000 increased to $1,266,513 as compared to $1,088,297 for the same period in 1999, an increase of 16%. This increase in revenues is due to the Company's recent sales activities and expansion of its recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue with momentum into the third and fourth quarters of this year. The Company has recently entered into several material services agreements based on its current sales and marketing activities through KBF Environmental Services, Inc. (see
Note 3) and has recently begun expanded operating hours to respond to market demand. In addition, the Company has completed a remedial services agreement for $278,143 in site work beginning in the third quarter of 2000.

Aged trade accounts receivable are as follows:

                               0 -30 days          $ 331,074
                               30-45 days             62,027
                               45-60 days             31,611
                               60-90 days             13,555
                               90-120 days            85,891
                               120 + days             34,685
                                                   ---------
                                                   $ 558,843
                                                   =========

An allowance in the amount of $39,127 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through August 10, 2000 was $216,337.

Cost of operations for the six months ended June 30, 2000 increased to 98% of revenues from 83% of revenues for the same period in 1999. This increase is primarily the result of a non-recurring administrative permit fee of $102,000 expensed during the second quarter of 2000. The percentage cost of operations without regard to this item in 2000 was 90%. The increase from 83% in 1999 to 90% in 2000 is primarily related to increased labor costs incurred to prepare the facility for increased production related to the current sales and marketing activities (see Note 3).

General and administrative expenses increased by 2% to $602,394 for the six months ended June 30, 2000 from $591,517 for 1999. This increase is primarily due to the increase in costs related to the Company's development of its information systems and corporate website.

Selling expenses decreased by 20% to $115,777 for the six months ended June 30, 2000 as compared to $144,235 for the comparable period in 1999. This decrease is due to a temporary decrease in the Company's sales force, which occurred during the first quarter of 2000. The Company replenished its sales force during the latter part of the first quarter of 2000 and the early

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (continued)

part of the second quarter. Sales costs will rise to and exceed previous levels during the second half of this year.

The Company incurred a net loss of -724,140 for the first six months of 2000, a 36% increase from the net loss of -531,687 for the same period in 1999, due to the increase in costs of operations mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $142,744 at June 30, 2000. This amount is computed by subtracting current liabilities from current assets. As of June 30, 2000 the current liabilities include $225,000, which is the current portion of the long-term debt that is payable out of anticipated New World Recycling, Inc., (a wholly owned subsidiary) earnings only. Working capital without this debt would be $367,744.

During the third quarter of 2000, the Company raised an additional $38,000 through the exercise of outstanding common stock options. Management anticipates raising additional capital during 2000, through similar efforts, to subsidize its continued expansion and the Company's Corporate Restructuring Plan.

Management believes that projected increases in sales during 2000 will have a positive impact on cash flows from operations. In addition the capital input during the first half of the year and the anticipated additional capital raises, will provide sufficient working capital for the balance of 2000.

CERTAIN EVENTS

The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

The first matter is entitled, Clean Earth Recycling, Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan (an employee of the Company) only, and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims, and served discovery upon Plaintiff's attorney. The counterclaim seeks compensatory and punitive damages. Discovery is ongoing, and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (continued)

CERTAIN EVENTS (continued)

The second matter is entitled KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. The action was filed in the Superior Court of New Jersey, Law Division, Passaic County on October 7, 1998. The Complaint seeks compensatory and punitive damages, attorney's fees and costs. Defendants filed an Answer to the Complaint with Counterclaims and a Third-Party Complaint seeking compensatory and punitive damages, attorney's fees and costs. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

The third matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Complaint arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

The Company is also involved in various collection matters in which the Company is seeking payment for services rendered.

FORWARD-LOOKING STATEMENTS

When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management, which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to updated publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30,1999

Total revenues for the three months ended June 30, 2000 decreased to $511,157 as compared to $535,221 for the same period in 1999, a decrease of 4%. This decrease in revenue is directly related to the delayed sale of recovered products during the second quarter in anticipation of processing these materials in the Company's expanded commodity manufacturing infrastructure in the third quarter of 2000. Management anticipates increased recovered product sales in future periods.

Cost of operations for the three months ended June 30, 2000 increased to 125% of revenues from 85% of revenues for the same period in 1999. This increase is primarily due to the non-recurring administrative permit fee of $102,000 expensed during the second quarter of 2000. The percentage cost of operations without regard to this item in 2000 would be 102%. The increase from 85% in 1999 to 102% in 2000 is primarily related to increased labor costs incurred to prepare the facility for anticipated production related to the May 6, 2000 joint venture agreement (see Note 3). The cost of operations was also a higher percentage due to the delayed recovered product sales discussed above.

General and administrative expenses increased by 7% to $290,623 for the three months ended June 30, 2000, from $272,335 in 1999. This increase is due to approximately $18,000 of expenses related to the Company's development of its information systems and corporate website.

Selling expenses decreased by 17% to $67,492 in the second quarter of 2000 from $81,693 in 1999. This decrease is due to a temporary decrease in the Company's sales force, which occurred during the first quarter of 2000. The Company replenished its sales force during the latter part of the first quarter of 2000 and the early part of the second quarter. Sales costs will rise to previous levels during the second half of this year.

The Company incurred a net loss of -$511,960 for the second quarter of 2000, a 97% increase from the net loss of - $259,643 for the same period in 1999, due to the decrease in sales from recovered products, the increase in the costs of operations, and the decrease in selling expenses discussed above.

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                                  JUNE 30, 2000

PART II - OTHER INFORMATION

   Item II Part (c) - Sale of Securities not Registered

        (a) The Company sold 7,606,775 shares of unregistered common stock and 7,248,167 options were exercised from January 1, 2000 through August 10, 2000, which were exempt under section 4 (2).

        (b) There were no underwriters relating to this sale. The stock was sold to accredited individual investors.

        (c) The stock was sold for $1,082,240 and the option proceeds were $434,602, all of which was received by the registrant.


   Item VI - Exhibits and Reports on Form 8-K


                 Exhibits No.                   Description
                 ------------                   -----------
                    27                      Financial Data Schedule

                 Reports on Form 8-K for the six months ended
                    June 30, 2000, there were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KBF POLLUTION MANAGEMENT, INC.



Dated:  August 10, 2000                 KEVIN KREISLER
                                        ----------------------------------------
                                        KEVIN KREISLER - PRESIDENT



Dated:  August 10, 2000                 KATHI KREISLER
                                        ----------------------------------------
                                        KATHI KREISLER    SECRETARY /
                                                          TREASURER