Form 10QSB/A
period 2000-06-30
KBF POLLUTION MANAGEMENT INC
filed 2000-08-18
CIK 810162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549
                                 AMENDMENT NO.1
                                       TO
                                   FORM 10-QSB/A

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


Mr. Joseph Casuccio Jr. resigned from the posts of Chief Financial Officer and Director of the Company effective June 30, 2000 for personal reasons.

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