Form 10-Q
period 2000-09-30
KBF POLLUTION MANAGEMENT INC
filed 2000-11-14
CIK 810162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C 20549 FORM 10-QSB QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	September 30, 2000	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC. (Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

1 JASPER STREET PATERSON NEW JERSEY 07522 (Address of principal executive offices) (973) 942-7700 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX. No .
Indicate the number of shares outstanding of each of the registrant's classes of stock as of November 8, 2000: Common stock, $.00001 par value - 85,307,947 shares outstanding.
Transitional Small Business Disclosure Format: YesX; No .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 INDEX

PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)
Balance Sheets - September 30, 2000 and December 31, 1999	3-4
Statement of Income - Nine Months Ended September 30, 2000 and 1999	5
Three Months Ended September 30, 2000 and 1999	6
Statement of Cash Flows - Nine Months Ended September 30, 2000 and 1999	7-8
Notes to Financial Statements	9
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS	10-13
PART II - OTHER INFORMATION	14
SIGNATURES	14
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	15
FINANCIAL DATA SCHEDULE	16

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 BALANCE SHEET ASSETS

	9/30/00 Unaudited	12/31/00 Audited
CURRENT ASSETS:
Cash	$98,235	$344,598
Trade Accounts Receivable (Net of allowance for doubtful accounts of $86,872 & $34,011)	974,017	440,992
Other Receivables	135,482	76,275
Inventories	17,314	20,682
Prepaid Expendable supplies	15,627	11,102
Other Prepaid Expenses	24,367	6,971
Total Current Assets	1,265,042	900,620
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $1,894,513 & 1,685,944)	4,545,542	3,741,762
Leased Property under Capital Leases (Net of Accumulated Amortization of $370,663 & $312,970)	428,020	422,007
Non-Expendable Stock, Parts & Drums	155,773	139,146
Total Fixed Assets, Net	5,129,335	4,302,915
OTHER ASSETS:
Security Deposits	42,634	42,634
License/Patent (Net of Accumulated Amortization of $2,750 & $2,000)	38,923	25,578
Capitalized Permit Costs	64,454	53,542
Deferred Financing Costs	236,402	236,402
Total Other Assets	382,413	358,156
TOTAL ASSETS	$6,776,790	$5,561,691

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 BALANCE SHEET LIABILITIES & STOCKHOLDERS' EQUITY

	9/30/00 Unaudited	12/31/00 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$1,094,909	$741,621
Accrued Expenses	198,492	40,675
Taxes Withheld & Accrued	675	4,580
Officer's Loans	42,637	30,648
Current Portion of Capital Lease	225,000	225,000
Current Portion of Capital Lease Obligations	149,303	127,369
Total Current Liabilities	1,711,116	1,169,893
LONG-TERM LIABILITIES:
Long-Term Debt (Net of Current Portion)	1,325,000	1,125,000
Long-Term Lease Obligations (Net of Current Portion)	213,152	268,737
Total Long-Term Liabilities	1,538,152	1,393,737
MINORITY INTEREST	24,360	0
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding September 30, 2000 - 85,307,947 Dec. 31, 1999 - 69,213,236	853	692
Capital in Excess of Par Value	9,762,259	8,125,503
Treasury Stock	(7,828)	0
Retained Earnings (Deficit)	(6,252,122)	(5,128,134)
Total Stockholders' Equity	3,503,162	2,998,061
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,776,790	$5,561,691

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 STATEMENT OF INCOME (Unaudited)

NINE MONTHS ENDED
	9/30/00	9/30/99
REVENUES:	$2,341,152	$1,940,679
LESS: Cost of Operations	2,240,476	1,573,038
Gross Profit	100,676	367,641
LESS: General & Admin. Expenses	961,508	852,205
Selling Expenses	210,271	205,793
Operating Income (Loss)	(1,071,103)	(690,357)
OTHER INCOME (EXPENSES):
Interest Income	454	53,237
Interest Expense	(40,999)	(16,241)
Income Tax Provision	(6,769)	(3,267)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST:	(1,118,417)	(656,628)
MINORITY INTEREST PORTION:	(5,571)	0
NET INCOME (LOSS):	(1,123,988)	(656,628)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized Holding Losses	0	(34,361)
COMPREHENSIVE INCOME (LOSS):	$(1,123,988)	$(690,989)
Number of Shares Outstanding	85,307,947	64,713,500
Earnings Per Share from Operations	$(.01)	$(.01)
Earnings Per Share - Net Income (Loss)	$(.01)	$(.01)

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 STATEMENT OF INCOME (Unaudited)

THREE MONTHS ENDED
	9/30/00	9/30/99
REVENUES:	$1,074,639	$835,426
LESS: Cost of Operations	1,004,138	648,565
Gross Profit	70,501	186,861
LESS: General & Admin. Expenses	359,114	260,691
Selling Expenses	94,494	61,556
Operating Income (Loss)	(383,107)	(135,386)
OTHER INCOME (EXPENSES):
Interest Income	72	17,491
Interest Expense	(9,916)	(5,791)
Income Tax Provision	(1,326)	(1,252)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST:	(394,277)	(124,938)
MINORITY INTEREST PORTION:	(5,571)	0
NET INCOME (LOSS):	(399,848)	(124,938)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized Holding Losses	0	(16,491)
COMPREHENSIVE INCOME (LOSS):	$(399,848)	$(141,429)
Number of Shares Outstanding	85,307,947	64,713,500
Earnings Per Share from Operations	$(.01)	$(.01)
Earnings Per Share - Net Income (Loss)	$(.01)	$(.01)

See accompanying notes to financial statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED
	9/30/00	9/30/99
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$1,760,202	$1,628,855
Cash Paid to Suppliers and Employees	(2,706,615)	(1,948,840)
Interest & Dividends Received	454	2,101
Interest Paid	(39,610)	(16,441)
Income Taxes Paid	(11,349)	(6,708)
Net Cash Provided (Used) by Operating Activities	(971,618)	(341,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment	0	24,000
Cash Purchases of Intangible Assets	(25,007)	(20,741)
Cash Purchase of Treasury Stock	(7,828)	0
Cash Purchase of Equipment	(1,032,076)	(1,681,931)
Net Cash Provided (Used) in Investing Activities	(1,064,911)	(1,678,672)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	1,614,448	500,000
Minority Interest Capital Contributions	18,789	0
Officers' Loans	11,989	0
Proceeds from Issuance of Long-Term Debt	200,000	1,470,364
Repayment of Long-Term Debt & Capital Lease Obligations	(55,059)	(50,250)
Net Cash Provided (Used) by Financing Activities	1,790,167	1,920,114
NET INCREASE (DECREASE) IN CASH	(246,362)	(99,591)
CASH at Beginning of Period	344,597	300,213
CASH at End of Period	$98,235	$200,622

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 STATEMENT OF CASH FLOWS (Unaudited)

NINE MONTHS ENDED
	9/30/00	9/30/99
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(1,118,417)	$(656,628)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	266,262	263,562
Amortization	750	750
Expenses Paid in Stock	0	76,350
Bad Debts	52,851	39,230
Interest Income	0	(51,136)
Loss from Discontinued Operations	0	22,759
(Increase) Decrease:
Restricted Cash	0	27,500
Non-Expendable Stock, Parts & Drums	(16,627)	0
Trade Accounts Receivables	(585,876)	(311,824)
Other Receivables	(59,207)	0
Inventories	3,368	(4,568)
Prepaid Expenses & Deposits	(21,922)	(47,446)
Increase (Decrease) in:
Accounts Payable	353,288	361,467
Withholding Taxes Payable	(3,905)	(5,441)
Accrued Expenses	157,817	(55,608)
	$(971,618)	$(341,033)
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common Stock and Options issued for the Payment of Accounts Payable and Accrued Expenses	$0	$100,833
Common Stock Issued for the Payment of Underwriting Costs, Equipment & Expenses	$22,469	$351,200
Revaluation of Available-for-Sale-Securities	$0	$34,361
Equipment Purchased Under Capital Lease	$21,508	$0

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 annual report filed on Form 10-K and Form 10-SB.

NOTE 2 - INVENTORIES

Inventories are comprised of the following major categories:

	9/30/00	12/31/99
Shipping Supplies	$ 3,198	$ 2,857
Reagents	14,116	17,825
	$17,314	$20,682

NOTE 3 - JOINT VENTURE

On May 6, 2000, the Company signed a joint venture agreement with Jones Environmental Services, LLC ("JES"), which provided for the formation of KBF Environmental Services, Inc., a jointly owned subsidiary, 80% owned by the Company and 20% owned by JES. The subsidiary shall provide revenue for the Company utilizing the existing sales force of both JES and the Company. The agreement provides for the issuance of 5 million stock options to JES, which vest based upon performance-based benchmarks. These benchmarks are based upon achieving annualized revenues of 15 million.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues for the nine months ended September 30, 2000 increased to $2,341,152 as compared to $1,940,679 for the same period in 1999, an increase of 21%. This increase in revenues is due to the Company's recent sales activities, through KBF Environmental Services, Inc. (see Note 3), and the expansion of the Company's Recycling and Commodity Manufacturing Center, resulting in increased market penetration. Management expects this upward trend to continue into the fourth quarter of this year.

Aged trade accounts receivable are as follows:

0 -30 days	$222,914
30-45 days	172,301
45-60 days	374,301
60-90 days	64,628
90-120 days	17,494
120 + days	209,251
$1,060,889

An allowance in the amount of $86,872 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through November 8, 2000 was $726,466. The Company now offers its customers the ability to pay their accounts online or over the phone by credit card. Management expects this to have a positive impact on the Company's collection activities.

Cost of operations for the nine months ended September 30, 2000 increased to 96% of revenues from 81% of revenues for the same period in 1999. This increase is primarily the result of a non-recurring administrative permit fee of $102,000 expensed during the second quarter of 2000, increased labor costs incurred to prepare the facility for increased production related to the current sales and marketing activities (see Note 3), higher costs on certain site work contracts, and costs related to previously shipped recovered product. The company expects the higher cost of operations to decline in future periods as volume increases.

General and administrative expenses increased by 13% to $961,508 for the nine months ended September 30, 2000 from $852,205 for 1999. This increase is primarily due to the costs associated with the Company's increased market penetration and volume, but is also attributable to development of the Company's information systems, employment advertisements and agency fees, and shareholder communication. This increase is partially offset by a decrease in administrative expenses attributable to Mr. Kevin Kreisler's (the Company's president) deferment of all cash salaried compensation commencing August 2000. Mr. Kevin Kreisler will not be paid a cash salary for the balance of the year 2000, and plans to reinstate his cash salary after the Company achieves its targeted benchmarks for the year 2000. The company expects general and administrative costs to decline marginally during the fourth quarter.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (continued)

Selling expenses increased by 2% to $210,271 for the nine months ended September 30, 2000 as compared to $205,793 for the comparable period in 1999. This increase is due to the Company's expanded sales and marketing efforts related to the expansion of its Recycling and Commodity Manufacturing Center and the activities of KBF Environmental Services, Inc. For an update on these efforts, please read the Company's October 2000 Shareholder Letter, which is available online at the Company's website at http://www.kbf-pmi.com.

Interest income decreased by 99% to $454 for the nine months ended September 30, 2000 as compared to $53,237 earned during the same period in 1999. The interest earned during 1999 included $51,136 of imputed interest related to the Solucorp long term receivables which were deemed worthless. The decrease in interest income during the current period, without regard to this item, was $1,647, resulting from decreased cash on hand.

Interest expense increased by $152% to $40,999 for the nine months ended September 30, 2000 as compared to $16,241 for the same period in 1999. This increase is due to equipment acquired under capital leases during the latter part of 1999 and 2000.

The Company incurred a net loss of -$1,123,988 for the first nine months of 2000, a 70% increase from the net loss of -$656,628 for the same period in 1999, due to the increase in costs described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $-446,074 at September 30, 2000. This amount is computed by subtracting current liabilities from current assets. As of September 30, 2000 the current liabilities include $225,000, which is the current portion of the long-term debt that is payable out of anticipated New World Recycling, Inc., (a wholly owned subsidiary) earnings only. Working capital without this debt is $-221,074.

Management intends to eliminate this working capital deficit ,complete its expansion of the facility and increase sales. Management believes that projected increases in sales will have a positive impact on cash flows from operations and will provide sufficient working capital for the next twelve months.

CERTAIN EVENTS The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CERTAIN EVENTS (continued)

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

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30,1999

Total revenues for the three months ended September 30, 2000 increased to $1,074,469 as compared to $835,426 for the same period in 1999, an increase of 28%. This increase in revenues is due to the Company's recent sales activities, through KBF Environmental Services, Inc. (see Note 3), and the expansion of the company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue into the fourth quarter of this year.

Cost of operations for the three months ended September 30, 2000 increased to 98% of revenues from 78% of revenues for the same period in 1999. The increase is primarily related to increased labor costs incurred to prepare the facility for increased production related to the current sales and marketing activities (see Note 3), higher costs on certain site work contracts, and costs related to previously shipped recovered product. The company expects the higher cost of operations to decline in future periods as volume increases.

General and administrative expenses increased by 21% to $314,885 for the three months ended September 30, 2000 from $260,691 for 1999. This increase is primarily due to costs related to employment advertisements and agency fees, shareholder communication and increased professional fees. The company expects general and administrative costs to decline during the fourth quarter.

Selling expenses increased by 53% to $94,494 for the three months ended September 30, 2000 as compared to $61,556 for the comparable period in 1999. This increase is due to the company's expanded sales and marketing efforts related to the expansion of its recycling and commodity manufacturing center and the activities of KBF Environmental Services, Inc.

Interest income decreased by 99% to $72 for the three months ended September 30, 2000 as compared to $17,491 earned during the same period in 1999. The interest earned during 1999 included $17,045 of imputed interest related to the Solucorp long term receivables which were deemed worthless. The decrease in interest income during the current period, without regard to this item, was $374, resulting from decreased cash on hand.

Interest expense increased by $71% to $9,916 for the three months ended September 30, 2000 as compared to $5,791 for the same period in 1999. This increase is due to equipment acquired under capital leases during the latter part of 1999 and 2000.

The Company incurred a net loss of -$399,848 for the three months ended September 30, 2000, a 215% increase from the net loss of -$269,339 for the same period in 1999, due to the increase in costs described above.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

Item II Part (c) - Sale of Securities not Registered

(a) The Company sold 8,134,669 shares of unregistered common stock and 7,870,167 options were exercised from January 1, 2000 through November 8, 2000, which were exempt under section 4 (2).

(b) There were no underwriters relating to this sale. The stock was sold to accredited individual investors.

(c) The stock was sold for $1,163,740 and the option proceeds were $450,702, all of which was received by the registrant.

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits No. 15 27	Description Letter from independent accountants regarding unaudited interim financial information Financial Data Schedule
(b) Reports on Form 8-K for the nine months ended September 30, 2000.
There were no reports filed on Form 8-K.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KBF POLLUTION MANAGEMENT, INC.
Dated: November 8, 2000	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: November 8, 2000	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 EXHIBIT 15 LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION
IRVING HANDEL & CO.
Certified Public Accountants
112 Irving Place
Woodmere, NY 11598

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders Of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet and the related combined statements of income and cash flows of KBF Polution Management, Inc. and Subsidiaries as of September 30, 2000 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

IRVING HANDEL & CO.

Date: November 9, 2000

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES SEPTEMBER 30, 2000 EXHIBIT 27 FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated September 30, 2000 and is qualified in its entirety by reference to such financial statements.

Period-Type	9 months
Fiscal-Year End	Dec31-2000
Period-End	September 30 -2000
Cash	98,235
Securities	0
Receivables	1,060,889
Allowances	(86,872)
Inventory	17,314
Current-Assets	1,265,042
PP&E	7,394,511
Depreciation	(2,265,176)
Total Assets	6,776,790
Current Liabilities	1,711,116
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	853
Other-SE	3,502,309
Total-Liability and Equity	6,776,790
Sales	2,341,152
Total Revenues	2,341,152
CGS	2,240,476
Total	2,240,476
Other Expenses	1,171,779
Loss Provision	0
Interest-Expense	40,999
Income-Pre tax	(1,111,648)
Income-Tax	6,769
Income-Continuing	(1,118,417)
Discontinued	0
Extraordinary	0
Changes	0
Net Income	(1,123,988)
EPS-Primary	(.01)
EPS - Diluted	(.01)