Form 10KSB
period 2000-12-31
KBF POLLUTION MANAGEMENT INC
filed 2001-03-30
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
Commission file number 33-20954

KBF POLLUTION MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

New York	11-2687588

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1 JASPER STREET, PATERSON, NEW JERSEY	07522

(Address of principal executive offices)	(Zip Code)
(973)-942-7700

(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:    None.
Securities registered pursuant to Section 12(g) of the Act:    Common Stock, 0.00001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X            No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( _____ )

State issuer's revenues for its most recent fiscal year:  $3,163,307.

Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2001 was $4,234,927.

The number of outstanding shares of common stock as of March 27, 2001 was: 87,717,554.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

The environmental industry has evolved over the past three decades to address the industrial waste problems that the modern economy has caused. During most of this time the focus of industrial waste management has been on cost efficient risk aversion - a policy in which costs are balanced against the minimization of environmental harm, the traditional perspective being that there is always an adverse economic trade-off associated with environmental compliance. KBF Pollution Management, Inc. (the “Company”) was founded to address the flaw in this perspective, the Company's founders realizing that the economic factors could in fact drive the environmental factors.

Recognizing that hazardous industrial wastes were valuable resources from which vast commodities could be reclaimed, the Company's founders set out to develop and refine a cost efficient industrial resource recovery technology to mine these resources and prevent the release of hazardous chemicals into the environment through selective separation at their source.. The Company's patented Selective Separation Technology™ ("SST™") (U.S. Pat. Nos.: 5,753,125; 5,908,559) and other patent-pending and proprietary resource recovery technologies are the result of this effort. The Company today is evolving the standard of environmental service with these technologies and the Company's new flagship Recycling and Commodity Manufacturing Center – a facility designed for the large-scale provision of a broad array of recycling services based on SST™ that is capable of processing more than 15,000,000 gallons and 50,000 tons of liquid and solid hazardous industrial wastes. There, innovative chemical and physical processes engineered for high process, reaction and cost efficiency are used to extract hazards from within industrial waste for reuse as raw materials in the Company's refining and manufacturing processes on a large-scale.

The economics of the Company's business are compelling: the Company provides a competitively priced industrial waste management service which is the only viable cost-effective alternative to land-disposal, and manufactures an ore-quality commodity which is sold to direct metal manufacturers. The Company charges its raw materials suppliers to recycle and manufacture products for which the Company gets paid.

The economics of recycling become even more compelling when liability insurance and taxation are taken into account. Generators of hazardous industrial waste are liable for the safe and compliant handling of their waste. This is true even after a service provider is paid to remove and manage the waste for the generator. This liability, known in the industry as the ‘Cradle-to-Grave' liability is joint, strict, several and perpetual, and essentially holds a generator liable for any environmental harm caused by their waste as long as that waste or any of its hazardous by-products exists in the environment (as in the case of landfill disposal). Recycling hazardous industrial waste with SST™ eliminates this liability, indemnifies generators against their future risks and qualifies them for potent exemptions from federal and state waste generation taxes. These savings translate to a powerful competitive edge.

The scalability of these economics and the very real benefits of recycling are the core drivers of the Company's growth today. With its technologies supplemented by a seasoned operational management team and large-scale production and distribution infrastructure, the Company's services are quickly setting a new standard for environmental service.

COMPANY BACKGROUND

The Company, a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and non-hazardous metal bearing wastes. Much of the Company's efforts in the years subsequent to its founding were focused on the research, development and implementation of innovative technologies for the recycling of hazardous wastes. During this time the Company developed a strong local following for

ITEM 1. DESCRIPTION OF BUSINESS (continued)

COMPANY BACKGROUND (continued)

its services, the revenues from which were eventually leveraged into the Company's present growth initiatives – initiatives premised on safe, compliant and profitable infrastructure development and service distribution. The Company's long-term plans are to become the nation's premier recycling service provider by building and operating centralized recycling and commodity manufacturing facilities in key demographic regions, supported by a web of full service transfer and distribution centers.

In 1998, the Company began construction and operations in its first large-scale recycling and commodity manufacturing center in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. (“AMRC”), a wholly owned subsidiary of the Company. The Company invested aggressively in expediting completion of this facility through 1999 and 2000 while AMRC's recycling of liquid wastes and, more recently, solid wastes continued.

The New England and North-Eastern regional markets generate roughly 50 million tons of recyclable liquid and solid industrial wastes annually. The facility, unique in North-America, is designed for annual service capacity of 50,000 tons of solid waste and 15 million gallons of liquid waste. The facility processed approximately 1.6 million gallons of liquid waste in 1999 and less than 1,000 tons of solid waste. In 2000, the facility processed more than 2.0 million gallons of liquid waste and less than 5,000 tons of solid waste. Management anticipates the completion of the facility within the second quarter 2001.

After having largely completed its several million-dollar investment in process infrastructure, Management implemented the next stage of its plans to invest aggressively in sales and service distribution in the 2nd Quarter 2000. In May 2000, the Company executed a service distribution joint venture agreement with R.M. Jones & Company, Inc. (“R.M. Jones”), a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement (the “R.M. Jones Agreement”) resulted in a greatly increased recycling service volume for AMRC in 2000. The Company has entered into preliminary negotiations with similar organizations in the Northeast and Mid-Atlantic regions for similar agreements.

MARKET OVERVIEW

Most chemical wastes generated in the United States by industrial processes have been handled on-site at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to federal, state and local regulation of chemical waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended (" RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and are primarily administered by the federal Environmental  Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies impose stringent standards for the management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and  environmental  degradation. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance.  Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a

ITEM 1. DESCRIPTION OF BUSINESS (continued)

MARKET OVERVIEW (continued)

reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.

Service providers in the hazardous waste market can be broadly subdivided into two classes: Destinations and Distributors. Destinations include landfills, incinerators and recycling facilities with process or disposal capabilities. Distributors are sales and marketing organizations with transportation, transfer, storage and distribution infrastructure. The Company's New Jersey recycling and commodity manufacturing center is a new and unique type of destination. Destinations typically charge wholesale prices to distributors and, in some cases, market direct on a retail basis. The Company's business model is partially premised on marketing direct to the retail markets in geographies populated by the Company's internal distribution infrastructure, and marketing on a wholesale basis in geographies the Company has yet to develop with its own distribution infrastructure.

Destinations with process capabilities and a viable means to bring their offerings to market have distinct price and service advantages over distributors due to the incremental profitability inherent in processing. Such entities have price diversification capability. This capability is augmented in the proximate region of a destination due to lower transportation and logistic costs. The Company has price diversification capability due to the extent of the Company's process infrastructure and its proximity to the region. More importantly, the Company offers a differentiated service dramatically unlike any other North American destination. The Company has enjoyed accelerated growth rates of sales with incremental profitability due to the potent competitive advantage that the Company's technologies and process infrastructure presents, as well as powerful regulatory provisions that incentivise recycling.

The environmental services industry is driven by four equally critical interrelated factors: Regulation, Liability, Service and Price. First and foremost, the market is driven by federal and state regulations governing the safe handling of materials hazardous to human health and the environment. These regulations are premised on the minimization of the risks of harm that may arise from the point wastes are generated (their ‘cradle' in industry vernacular) to the point the wastes are ultimately disposed (their ‘grave'). The regulations contain potent exemptions for preventing and eliminating risks of harm through recycling and reuse. These exemptions are based on the fact that in recycling and reuse situations, particularly for the Company, hazardous materials cease to exist in the environment, and are no longer considered hazardous because their chemical and/or physical state has been altered. By contrast, in disposal situations hazards merely lie dormant where they may one day impact human health or the environment. The significance of the recycling exemptions is three-fold: (a) they create the regulatory structure within which the Company operates, (b) they enable the Company's customers (‘generators') to receive exemptions from federal and state waste generation taxes and (c) they allow generators to reduce the administrative and logistical costs associated with disposal. Extensive sanctions and penalties apply to any entity (generator, transporter, distributor or destination) that does not manage hazardous wastes in a manner compliant with applicable federal and state regulations.

The potential for future harm associated with disposal or incineration creates the potential for future liability. Generators of hazardous wastes are strictly, jointly, severally and perpetually liable for any damage or harm caused by their wastes, regardless of whether or not a third party disposed of the generator's waste in a landfill. This liability is known as the ‘cradle-to-grave' liability, and is a powerful driver because harm to human health and the environment can be very expensive, and the Company can eliminate this liability and potential long-term exposure for the generator. Liability serves to create an industry-wide preference among generators to recycle or reuse their wastes if technically and economically viable.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

MARKET OVERVIEW (continued)

Generators today expect their environmental service provider to have the capability of servicing all of their needs – recycling and disposal – in a safe manner, fully compliant with applicable federal and state regulations. In a geography populated by distributors with little to no service or price differentiation, the smallest slip in complying with regulatory protocols can result in the permanent loss of a customer, and a good safety and compliance record is often a precondition to making the initial sale. Service differentiation in the form of recycling is the best means of customer attraction currently available, but safe and compliant execution is necessary to customer retention.

For many generators, the bottom line is the beginning and end of the purchasing process which, in the final analysis, means that price is the threshold driver. There is little room for price differentiation in regions populated solely by distributors. While larger distributors enjoy greater economies of scale and therefore have greater price point flexibility, price advantage is typically defined by the extent to which a distributor is willing to decrease their profit margin to make a sale. Destinations, such as the Company's New Jersey facility, enjoy inherent price advantages in their regional geography on the basis of the reduced cost structure associated with centralized processing. The Company has a further price advantage because generators who recycle their wastes can qualify for significant tax exemptions that have a net depreciative effect on the generator's gross costs. This gives the Company the ability to charge premiums on recycling services and at the same time be more competitive than a disposal or incineration option.

COMPETITION

The hazardous waste industry is best characterized today as being fragmented. Service quality and type differs from region to region and pricing accordingly is subject to extreme variance from region to region. The Company's principal competition takes the form of disposal in landfill or incineration. While there are many companies that provide waste management services (some of which are of considerable size) no single company holds what the Company's Management feels to be a dominant position with significant competitive advantage or a focused suite of core competencies.

Companies of moderate to very small size exist that offer distinct regional services that, to a small extent, compete with the Company's recycling services. No single company, however, offers as diverse an array of services and the capability to process as many waste streams as the Company. The Company's unique, patented and proprietary technologies, in conjunction with its unique large-scale process infrastructure, make possible the ready ability to recycle more waste streams than any other recycling service provider. This process capability is viewed by Management one of the Company's principal competitive advantages.

CUSTOMERS

The Company's recycling and commodity manufacturing infrastructure gives the Company the ready capability of servicing industrial clients across many sectors of industry on a much broader scale than any other environmental service provider today. The Company has in excess of two thousand active customers, with many thousand different industrial wastes. Representative companies serviced by the Company include: AIL Systems, Circuit-Wise, Inc., Gould Electronics, IT Corporation, Macdermid Corporation, Moen, National Chromium, Pamarco, Piconics, OSRAM Sylvania, Sanmina, Sartomer, SPI Polyols, Sturm Ruger & Company, Inc., Sun Chemical, Titeflex Corporation, Tyco Companies, USR Optonix and Watts Regulator.

PATENTS AND PROPRIETARY INFORMATION

The Company's patented ‘Selective Separation Technology' (U.S. Pat. Nos.: 5,753,125; 5,908,559) and other patent-pending and proprietary Resource Recovery Technologies separate, remove and recover a wide range of metals from liquid and solid wastes as well as other production and manufacturing media.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

PATENTS AND PROPRIETARY INFORMATION (continued)

Through resource recovery, the Company's technologies recycle metals, both hazardous and non-hazardous, in their elemental state at highly competitive prices. Wastes managed with the Company's technologies become products that are comparable and superior to the quality of virgin ore material extracted from the ground. Use of the Company's technologies eliminates the federally mandated ‘cradle-to-grave' liability for which a waste generator would otherwise remain perpetually liable. The Company's technologies apply to manufacturing, industrial and municipal waste processes that contain metals or otherwise produce a metal bearing waste by-product. The Company has received Notice of Allowance from the U.S. Patent and Trademark Office on several additional patent applications, and the Company has many other patent-pending and proprietary resource recovery technologies and processes. The Company is able to utilize the technologies in its operations pursuant to a license agreement (executed and ratified by the shareholders of the Company in 1997) between Mr. Lawrence M. Kreisler, co-founder, Chief Executive Officer and Chairman of the Company. In accordance with the License Agreement, the conditions upon which royalty payments begin to accrue have not yet been attained and, accordingly, no royalty payments have been made or accrued. The License Agreement has a minimum 15 year minimum term, and subsequent five year evergreen terms. For more information, SST™ technical specifications and case studies are available online in the Technology section of the Company's corporate internet site at www.kbf-pmi.com.

PROCESS INFRASTRUCTURE.

Since commencement of construction in January 1998, the Company has invested in excess of $3.5 million dollars in the construction of its process infrastructure. The Company's process infrastructure includes a wastewater treatment operation, a solids drying operation and a physical reaction operation. The wastewater treatment operation has been designed to efficiently implement SST™ for a very broad array of inorganic liquid wastes. At this stage, commodities are prepared and extracted from incoming liquids. The extracted commodities are then routed to the solids drying operation, which is also the first stage of processing for direct incoming solids. After drying and physical reaction, the commodities are in the form of dense metallic ore powders. The physiochemical state of these ore powders is then altered to dramatically increase their commodity valuation. For more information, a virtual tour of KBF's facility is available online in the Generator Resources section of the Company's corporate internet site at www.kbf-pmi.com.

ELECTRONIC COMMERCE: TSDONLINE.COM.

TSDonline.com is the nation's first internet-based environmental services provider with an established bricks-and-mortar distribution infrastructure, and the only online service in the industry that is not based on an auction-model but rather allows generators to receive instantaneous online quotations. TSDonline has been developed to enable the Company and its customers to leverage the efficiencies of the internet to reduce regulatory and administrative costs and streamline productivity. The Company is targeting to reduce its regulatory and administrative costs and increase net profit margins through TSDonline.com. For more information, a tour of TSDonline is available on TSDonline.com's beta site at www.tsdonline.com.

JOINT VENTURE: DESCRIPTION OF R.M. JONES & COMPANY, INC.

R.M. Jones was founded in 1962 and received the first in the nation distributorship from the DuPont Company for a proprietary cleaning solvent. Since that time R.M. Jones has serviced industrial clients throughout New England as a supplier of chemicals and since 1980 has provided environmental management services. R.M. Jones also operates a facility which will serve as a transfer facility to ship materials to the facility. The R.M. Jones Agreement implements a ‘reverse-distribution' sales mechanism

ITEM 1. DESCRIPTION OF BUSINESS (continued)

JOINT VENTURE: DESCRIPTION OF R.M. JONES & COMPANY, INC. (continued)

in which waste generators ‘supply' waste materials, R.M. Jones distributes the services of the Company and the facility provides its recycling and commodity manufacturing services. All compensation under the R.M. Jones Agreement is performance specific and tied to actual sales of the Company's services. The President, Mr. Christopher Jones, and Vice President, Mr. James Green, of R.M. Jones are members of the Company's Board of Directors. Mr. James Green is a Senior Vice President of the Company and the President of KBFES.

SIGNIFICANT DEVELOPMENT: SELF-SUSTAINING GROWTH

The Company's New Jersey facility attained its break-even revenue benchmark (before depreciation and taxes) in December 2000. This benchmark represents a critical mass in the Company's evolution – powerful economies of scale take effect beyond this point as revenues appreciate beyond the Company's fixed and variable costs. The economics of recycling are driven in part by centralized operations, taking advantage of associated logistical and production efficiencies. Management believes that in attaining this benchmark, the Company's growth becomes self-sustaining. The Company's recycling service revenues for 2000 were in excess of 60% greater than 1999 levels. Management is confident that this increase is not an irregular occurrence, but rather the beginning of a trend – from May to December 2000 the Company increased its recycling service sales by about 5% per month and the Company sustained a net positive cash flow in December 2000.

SUBSIDIARIES AND DIVISIONS

On May 6, 1997, the Company formed three corporations: Gryphon Industries, Inc., New World Recycling, Inc. (formerly AMR, Inc.) and American Metals Recovery, Corp. pursuant to the laws of the State of Nevada. American Metals Recovery, Corp. was activated in December 1997 to operate the New Jersey facility as discussed above. New World Recycling, Inc. (“New World”) (formerly, AMR, Inc.) was activated in late 1998 for the purpose of an expansion project. As of the date hereof, only Gryphon Industries, Inc. remains inactive, no stock has been issued and remains available for future use.

KBF Environmental Services, Inc (“KBFES”) was organized in conjunction with a joint venture agreement signed on May 6, 2000, between the Company and R.M. Jones & Company, Inc. (“R.M. Jones”), owned 80% by the Company and 20% by R.M. Jones. KBFES shall provide revenue for the Company utilizing the existing sales force of both R.M. Jones and the Company. The agreement provides for the issuance of 5 million stock options to R.M. Jones, to be granted upon completion of performance-based benchmarks. These benchmarks are based upon achieving annualized revenues of $15 million.

TRANSPORTATION SERVICES

Logistics such as transportation and inventory control are critical to the Company's operations. To assist the Company in its management of its logistics, the Company uses the services of Metal Recovery Transportation, Corp. (“MRTC”). Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company, is the president and sole shareholder of MRTC (see “Certain Relationships and Related Transactions”) and personally solely financed the acquisition of MRTC's fleet at a time when the Company was unable to do so. MRTC is licensed in Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. Additional permit applications are pending in Illinois, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and Virginia. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters, however, the Company also utilizes other unaffiliated licensed transport companies to supplement MRTC's capabilities.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

CORPORATE RESTRUCTURING PLAN

In January 2000, the Company began implementing its Corporate Restructuring Plan with the principal objective of restructuring the Company into a full service environmental services company and to prepare the Company for the next stage of its evolution. Under the Plan the Company will aggressively seek to acquire and enter into strategic alliances and joint ventures with related companies, in the process securing additional experienced management, talented sales personnel, additional infrastructure and the means to maximize the distribution of the Company's existing and anticipated new services.

SHARE REPURCHASE PLAN

In 2000, the Company formed a committee to implement a five-year Share Repurchase Plan, further to which the Company will be commit ting at least five percent of its recycling net pre-tax revenues and at least thirty-three percent of option exercise proceeds towards repurchases over the next five years. Under the Repurchase Plan, the stock may be purchased in the open market, by block purchase, or by privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Shares repurchased will be held in the treasury for general corporate purposes or retired. The first stock repurchases under the Repurchase Plan occurred early in 2000, and further purchases are planned as revenues increase with the Company's realization of sustainable profitability in the Company's Paterson, New Jersey facility. The Company is presently seeking debt financing to support and accelerate purchases under the Repurchase Plan.

EMPLOYEES

The Company currently has forty full-time employees. In addition to its five executive officers, the company employs a staff attorney, three salesmen, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of the Company's employees and the Company considers its relations with its employees satisfactory.

LIABILITY INSURANCE

The Company maintains pollution liability insurance in the amount of $1,000,000 per incident and $2,000,000 in aggregate covering the premises, and vehicle liability insurance in the amount of $5,000,000. To date, the Company has not experienced any material liability claims.

ITEM 2. DESCRIPTION OF PROPERTY

On December 1, 1997, the Company relocated its corporate offices, laboratory and operational facility to a leased 60,000 square foot building in Paterson, New Jersey. The lease terms, which include a purchase option, are for $1,218,600 base rent to be paid monthly over six years commencing December 1997. Currently, all of the Company's waste recovery operations are conducted from this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan (an employee of the Company) only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed

ITEM 3. LEGAL PROCEEDINGS (continued)

a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The second matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The third matter entitled KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. was resolved in 2001. All parties agreed to dismissal with prejudice of their respective claims with the return by the Company of certain common stock received in the transaction.

The Company is also involved in various collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

Transfer Agent: The Company's transfer agent is American Stock Transfer & Trust.

The Company's Common Stock trades on the over the counter bulletin board maintained by the NASD under the symbol “KBFP.”

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC.

Period	High	Low

2000 First Quarter	0.56	0.18
2000 Second Quarter	0.50	0.23
2000 Third Quarter	0.27	0.16
2000 Fourth Quarter	0.17	0.065
1999 First Quarter	0.39	0.18
1999 Second Quarter	0.35	0.23
1999 Third Quarter	0.35	0.18
1999 Fourth Quarter	0.31	0.20
Title of Class	Approximate Number of Holders of Record as of March 27, 2001

Common Stock, 0.00001 par value	2,260

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS (continued)

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

RECENT SALES OF UNREGISTERED SECURITIES

During July 1999, the Company offered 1,750,000 shares of common stock at $0.20 per share. During 2000, the Company offered 5,519,669 shares of common stock at an average price of $0.19 per share. These offerings were made pursuant to an exemption from registration under Section 4(2). The were no underwriters used in connection with these offerings and the Company retained the entirety of these proceeds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

Results of operations for the year Ending
December 31, 2000 as Compared to the Year Ended
December 31, 1999

Total revenues for the year ended December 31, 2000 were $3,163,307 as compared to $2,858,424 for the same period in 1999, an increase of 10.67% in the aggregate. The Company attributes this increase in revenues to the Company's recent sales activities, through KBF Environmental Services, Inc., and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue.

Trade accounts receivable has increased 23.31% as compared to December 31, 1999. Current trade accounts receivable are aged as follows:

0-30 days	$202,859
30-45 days	129,686
45-60 days	72,312
60-90 days	130,381
90-120 days	15,437
120+ days	21,841

Total	$572,516

An allowance for doubtful accounts in the amount of $28,744 has been provided against the foregoing receivables, which are presented on the Balance Sheet net of the allowance. Based upon the Company's collection history, Management believes this allowance is adequate.

Trade accounts receivable collected in cash subsequently through March 27, 2001 was $693,051. The Company now offers its customers the ability to pay their accounts online or over the phone by credit card. Management expects this to have a positive impact on the Company's collection activities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

The cost of operations for the year ended December 31, 2000 increased to 90% of revenue from 74% of revenue for the same period in 1999. This increase is primarily due to increased labor costs (approximately $162,000), utility costs (approximately $74,000), transportation costs (approximately $248,000), product shipment and processing costs (approximately $79,000), reagent costs (approximately $77,000) and tools and supplies (approximately $84,000) all of which were incurred to prepare the facility for increased production related to the company's sales and marketing activities, and to higher costs related to certain site work contracts. Management estimates that its present cost of operations has decreased to less than 84% of revenue and anticipates that the cost of operations will continue to decline in future periods as volume increases.

General and administrative expenses increased by 17% to $1,525,309 for the year ended December 31, 2000 from $1,269,124 for the comparable period in 1999. This increase is primarily due to increases in management and administrative personnel (approximately $35,000), expensing costs related to the Company's expansion project, previously capitalized (approximately $48,000), nonrecurring bad debts related to product sales (approximately $129,000), information system, employment advertisements, and agency fees (approximately $67,000) and a nonrecurring license fee (approximately $102,000), which are offset by the elimination of nonrecurring costs from 1999 (approximately $140,000). These increases were partially offset by a decrease in administrative expenses attributable to Mr. Kreisler's election to receive all of his salary in the form of options, commencing August 2000.  Management estimates that its present general and administrative expenses are below the adjusted 1999 level of approximately $1,130,000 on an annual basis, including cash salary to all officers commensurate with their employment contracts.

Selling expenses increased by 30% to $286,910 for the year ended December 31, 2000 from $220,539 for the same period in 1999. This increase is due to the Company's expanded sales and marketing efforts related to the expansion of its facility and the activities of KBF Environmental Services, Inc.

Research and development decreased by 47% to $114,697 in 2000 as compared to $220,539 during 1999. The research and development expenses relate to the Company's development of methodology to be used by New World upon commencement of operations of its expansion project, set to begin in 2001. Interest expense increased by 122% to $49,964 in 2000 as compared to $22,466 during 1999. This increase is due to equipment acquired under capital leases during the latter part of 1999 and 2000.

The Company incurred a net loss of $1,575,683 for the year ended December 31, 2000 as compared to a net loss of $1,397,479 for the same period in 1999. This loss is due to the increases in costs discussed above. Management believes that the continued focus on sales, coupled with the completion of the Company's expansion project and the continued growth efforts being undertaken by Management, will result in increased volume and decreased cost. Increased volume, coupled with the decreased cost of operations and decreased general and administrative expenses, described above, will have a significant positive impact on the Company's net income during future periods

Results of operations for the year Ending
December 31, 1999 as Compared to the Year Ended
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

increase in revenues is due to the Company's move to New Jersey where there are increased business opportunities, along with the Company's expansion of both internal and external sales efforts, increased market penetration and the expansion of the Company's recycling and commodity manufacturing capabilities. Management expects this upward trend to continue.

Trade accounts receivable has increased 4.65% as compared to December 31, 1998. Current trade accounts receivable are aged as follows:

0-30 days	$259,678
30-45 days	143,266
45-60 days	25,523
60-90 days	8,548
90-120 days	3,108
120+ days	34,880

Total	$475,003

An allowance for doubtful accounts in the amount of $34,011 has been provided against the foregoing receivables, which are presented on the Balance Sheet net of the allowance. Based upon the Company's collection history, Management believes this allowance is adequate.

Long term accounts receivable, relating to the terminated licensing agreement (see Financial Statement Notes Nos. 3, 7, & 9), of $350,820, as presented on December 31, 1998, has been written off, in full, as a bad debt expense, included in general and administrative expenses on the Company's 1999 Income Statement. Management believes, based upon events occurring during 1999, that collection of this receivable is remote.

The cost of operations for the year ended December 31, 1999 increased to 74% of revenue from 46% of revenues for the same period in 1998. This increase is primarily the result of the non-recurring license fee of $500,000 and royalty income of $321,123, relating to the terminated licensing agreement (see Financial Statement Notes Nos. 3 & 9) included in sales during 1998. The percentage cost of sales without regard to this income in 1998 was 64%. The increase from the adjusted 64% in 1998 to 74% in 1999 is primarily related to increased facility overhead costs associated with the significantly larger facility in New Jersey and depreciation expenses related to newly acquired equipment.

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

The bad debt expense of $350,820 is the result of Management's change in its estimate as to the collectability of the royalty receivable relating to the now terminated licensing agreement (see Financial Statement Notes Nos. 3 & 9). Based upon events occurring during 1999, Management now believes that collection of this royalty receivable is remote and has revised its allowance against the receivable to be 100% thereof, resulting in the foregoing bad debt expense.

Research and development was non-existent during 1998, compared to an expense of $220,539 during 1999. The research and development expenses relate to the Company's development of methodology to be used by New World upon commencement of operations of its expansion project, set to begin in 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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

The unrealized loss on available for sale securities was $86,591 for the year ended December 31, 1999 as compared to $373,430 for the same period in 1998. These losses relate to the declines in value of common stock received in conjunction with the terminated licensing agreement (see Financial Statement Notes Nos. 3 & 9), which Management believes is permanent.

The Company incurred a net loss of $(1,397,479) for the year ended December 31, 1999 as compared to a profit of $13,179 for the same period in 1998. This loss is due to the increases in costs discussed above. Without the bad debt of $350,820, the permanent stock write down of $86,591, and the research and developments costs of $220,539, which are non-recurring, the 1999 adjusted loss is $739,529, of which $345,616 is attributable to depreciation and amortization. Management believes that the continued growth of traditional sales, coupled with the commencement of the Company's expansion project and the continued growth efforts being undertaken by Management, will improve the Company's gross profit. Management also anticipates increased selling and administrative expenses commensurate with sales growth. Management anticipates continued legal expenses of approximately $50,000 during 2000 in conjunction with ongoing legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(320,181) at December 31, 2000. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include certain liabilities which management believes will be settled during 2001 for securities rather than cash and that the Company will avail itself of deferments on certain liabilities. Further, the Company is now breaking-even on a cash flow basis. Management believes that these factors will have a significant positive impact on its working capital.

Management believes that the foregoing discussions regarding sales, the cost of operations, general and administrative expenses, and working capital will have a significant positive impact on cash flows from operations, and will offset the negative working capital position and provide sufficient working capital for the future periods.

CERTAIN EVENTS

The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally filed against James Sullivan (an employee of the Company) only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

CERTAIN EVENTS (continued)

and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The second matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The third matter entitled KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. was resolved in 2001. All parties agreed to dismissal with prejudice of their respective claims with the return by the Company of certain common stock received in the transaction.

The Company is also involved in various collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 7. SELECTED FINANCIAL DATA

The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2000 and 1999 has been obtained from the Company's financial statements. The financial statements for the year ended December 31, 2000 and December 31, 1999 were audited by Irving Handel & Co., Independent Auditor. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31
	1999	2000

SUMMARY OF OPERATIONS:	(in 000's, except per share data)
Net Revenues	2,858	3,163
Net Income	(1,397)	(1,575)
Earnings per Share	(0.02)	(0.02)
SUMMARY OF BALANCE SHEET:
Current Assets	900	817
Current Liabilities	944	1,137
Working Capital	(44)	(320)
Total Assets	5,561	5,979
Total Long-term Debt	1,618	1,741
Total Liabilities	2,563	2,878
Stockholders' Equity	2,998	3,064

ITEM 7. SELECTED FINANCIAL DATA (continued)

The following financial statements are attached hereto:

i)          Balance Sheets: December 31, 1999 & December 31, 2000
ii)         Statements of Income Years Ended: December 31, 1999 & December 31, 2000
iii)        Statements of Stockholders' Equity: January 1, 1999 to December 31, 2000
iv)        Statements of Cash Flow Years Ended: December 31, 1999 & December 31, 2000
v)         Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS

Name	Age	Period Served as Director	Capacities in which currently serving

Lawrence M. Kreisler	54	Since 1984	Chairman, Chief Executive Officer
Kathi A. Kreisler	49	Since 1984	Vice President, Secretary, Treasurer
Kevin E. Kreisler	28	Since July 1998	President
James L. Sonageri	44	Since January 2000	Senior Vice President, General Counsel
Stephen Lewen	48	Since January 1998	Director
James Green	47	Since May 2000	Senior Vice President
Chris Jones	52	Since May 2000	Director

Lawrence M. Kreisler, Chief Executive Officer of the Company, is a co-founder of the Company and has been Chairman of the Board and a Director since March 1984. Mr. Kreisler invented the technology with which the Company transacts its principal businesses (see “Patents and Proprietary Information”). He served as vice president, secretary and treasurer from March 1984 through December 1994. In January 1995, Mr. Kreisler accepted the Board nomination to serve as president of the Company. From 1973 to 1984 Mr. Kreisler managed pollution treatment systems for several companies in the metal finishing industries. Mr. Kreisler is the husband of Kathi Kreisler, vice president, secretary, treasurer and a director of the Company. He is the father of Kevin Kreisler, president and a director of the Company.

Kathi Kreisler is a Co-founder of the Company and served as its President from 1984 through December 1994. She has been a director since March 1984. In January 1995, Ms. Kreisler became vice president, secretary and treasurer of the Company. From 1979 to 1984, Ms. Kreisler was a principal in Kreisler Bags and Filtration, Inc., which name was subsequently changed to KBF Pollution Management, Inc. Ms. Kreisler is the wife of Lawrence Kreisler, Chief Executive Officer and Chairman of the Board of the Company. She is the mother of Kevin Kreisler, president and a director of the Company.

Kevin Kreisler, president of the Company, served as vice president from January 1998 to February 2000 and director since July 1998. With over eleven years of experience in the industry, Mr. K. Kreisler is charged with implementation of the Company's growth initiatives. Mr. Kreisler has continuously worked for the Company in various capacities since 1990. He has also worked as a law clerk for several law firms and clinics during his tenure at law school (September 1995 to December 1997). Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. He is the son of Lawrence Kreisler, Chief Executive Officer and Chairman of the Board of the Company, and Kathi Kreisler, a Vice President, Secretary, Treasurer and director of the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

IDENTIFICATION OF DIRECTORS (continued)

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

James Green, senior vice president of the Company, is the vice president of R.M. Jones. Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, the largest privately held environmental company in the U.S, where he was responsible for over eight hundred employees in all aspects of sales and operations. Prior to his employ with Heritage, he was a vice president for Laidlaw, Inc., where he was responsible for twenty-four operations in North America with over fifteen hundred employees and $175 million in revenue. He has also served as president of North East Solvents, where he grew an extremely profitable $40 million company from sales of $4 million within four years. Under Mr. Green's management, R.M. Jones' sales have grown more than 335% in four years, from $3.6 million to $12.1 million, with profits growing from break-even to consistent earnings in excess of five hundred thousand dollars per year.

Christopher Jones is the President of R.M. Jones & Co., Inc., the Company's joint venture partner. Mr. Jones is a member of the Board of Directors of the Company.

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

At the May 2000 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 2000: Lawrence M. Kreisler, Kathi Kreisler, Joseph J. Casuccio, Jr., Kevin Kreisler, Steven Lewen, James L. Sonageri, Christopher Jones and James Green. In June 2000, Mr. Casuccio resigned from the Board of Directors of the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

IDENTIFICATION OF EXECUTIVE OFFICERS

Name	Age	Capacities in which currently serving

Lawrence M. Kreisler	54	Chairman, Chief Executive Officer
Kathi A. Kreisler	49	Vice President, Secretary, Treasurer
Kevin E. Kreisler	28	President
James L. Sonageri	44	Senior Vice President, General Counsel
James Green	47	Senior Vice President

Each person selected to become an executive officer has consented to act as such and there are no arrangements or understandings between the executive officers or any other persons pursuant to which he or she was or is to be selected as an officer.

For a description of the backgrounds of Ms. Kathi Kreisler, Mr. Lawrence Kreisler, Kevin Kreisler, Esq., Mr. James Green and James L. Sonageri, Esq., see Identification of Directors.

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

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE CORPORATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION, AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal years ended December 31, 2000 and 1999 to or on behalf of the Company's President and the other named executive officers of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation	All Other Compensation

		Salary	Bonus	Other Annual Compensation	Awards, Options, SARs

Lawrence M. Kreisler, CEO	2000	168,300	-	4,920	100,000	-
	1999	165,000	-	-	100,000	-
Kathi A. Kreisler, Sr. Vice President	2000	81,600	-	5,195	100,000	-
	1999	80,000	-	-	100,000	-
Kevin E. Kreisler, President	2000	46,635	-	15,717	100,000	-
	1999	50,000	-	-	14,294,869	-
James L. Sonageri, Sr. Vice President, General Counsel	2000	10,400	-	-	2,213,125	-
	1999	5,200	-	-	1,875,000	-
James Green, Sr. Vice President	2000	-	-	-	50,000	-

There were stock options granted to the named executive officers during 1999 and 2000.  (See “Stock Options” for further information.)

The following table sets forth information concerning option exercises and option holdings for the fiscal years ended December 31, 2000 and 1999 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION (continued)

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value (1)	Securities Underlying Unexercised Options		Value of In-the-money Options (2)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence M. Kreisler	0	N/A	9,252,278	-	-	N/A
Kathi A. Kreisler	0	N/A	8,788,778	-	-	N/A
Kevin E. Kreisler	0	N/A	2,862,779	11,500,000	-	0
James L. Sonageri	0	N/A	4,118,125	-	-	N/A
James Green	0	N/A	-	50,000	-	0

1. Realized market price at fiscal year end less exercise price.
2. Market price of shares at fiscal year end less exercise price.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the “Lawrence Kreisler Employment Agreement”). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan. Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. In January 1998, the Company issued 400,000 stock options to Lawrence Kreisler for past services rendered as a result of voluntarily reducing his salary, which options were revised in 1999 as described below under ‘Stock Options.'

The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the “Kathi Kreisler Employment Agreement”), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of the agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler

ITEM 10. EXECUTIVE COMPENSATION (continued)

EMPLOYMENT AGREEMENTS (continued)

is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan. Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401(k) payments. In January 1998, the Company issued Ms. Kreisler stock options for deferred salaries and past services rendered, which options were revised in 1999 as described below under ‘Stock Options.'

The terms of the Mr. Kevin Kreisler's employment agreement for 1999 and 2000 included an annual base salary of $80,000 and $115,000, with an automatic 10% annual increase. Mr. Kevin Kreisler will be entitled to an annual bonus equal to 3% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company.

These employment agreements provide for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in ‘Stock Options,' below.

The terms of Mr. Casuccio's employment agreement with the Company for 1999 and the first half of 2000 were a salary of $5,200 and the issuance of performance based stock options, as further described in ‘Stock Options', below. The agreement was terminated June 30, 2000.

The terms of Mr. Sonageri's employment agreement with the Company for 1999 and 2000 were an annual salary of $5,200 and $10,400, respectively, and the issuance of performance based stock options, as further described in Note 14. The agreement for 2001 was negotiated on December 29, 2000 and calls for cash remuneration of $52,000 for 260 hours of service. The agreement also called for the revision of Mr. Sonageri options to contain a $0.065 exercise price, the market price of the Company's common stock on December 29, 2000. Mr. Sonageri may accept options instead of cash at the Company's option should his billable hours for 2001 exceed 260.

STOCK OPTIONS

Directors and Officers - 1999

12,944,028 options were granted to Kevin Kreisler during 1999 (48% of the total amount issued in 1999), 11,500,000 options are incentive options, which vest gradually with performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum in accordance with the following schedule:

ITEM 10. EXECUTIVE COMPENSATION (continued)

STOCK OPTIONS (continued)

Directors and Officers – 1999 (continued)

Annual Revenue Target (000's)	Option Shares Vesting (000's)

$3,750	1,150
4,688	1,150
5,859	1,150
7,324	1,150
9,155	1,150
11,444	1,150
14,305	1,150
17,881	1,150
22,351	1,150
27,940	1,150

These options are exercisable for a period of ten years, at an exercise price equal to 110% of the market value at grant date. They vest after 9.5 years regardless of the foregoing benchmarks, provided Mr. K. Kreisler continues as an employee until that time.

During 1999, 950,000 options were granted to the Company's Directors (3.5% of the total amount issued in 1999). 400,000 of these options were for 1998 service and 550,000 options were for 1999 service. The 1999 service options issued to members of the Kreisler family are exercisable over a period of five years, at $0.22 per share, equal to 110% of market value at grant date. The balance of the 1999 service options are exercisable at $0.20 per share, equal to the market value at grant date.

3,531,250 options were granted to other officers of the Company during 1999 (13% of the total amount issued in 1999). Of these, 1,656,250 options were granted to the Company's Chief Financial Officer, 250,000 options for 1998 and 1,406,250 for 1999, in addition to $5,200 of cash salary and 1,875,000 options were granted to the Company's general counsel for 1999, in addition to $5,200 of cash salary. The options are exercisable for a period of ten years, at $0.19 per share, equal to the market value at grant date.

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

ITEM 10. EXECUTIVE COMPENSATION (continued)

STOCK OPTIONS (continued)

Directors and Officers - 2000

1,218,751 options were granted to Kevin Kreisler during 2000 (18% of the total amount issued in 2000) as reimbursement for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 2000 through December 31, 2000. Mr. K. Kreisler has deferred all of his cash salary since August 2000. The options are exercisable for a period of ten years at an exercise price equal to 110% of the market value at the grant date of December 29, 2000.

During 2000, 3,405,750 options were granted to the Company's general counsel and Chief Financial Officer for services rendered. Of these, 1,292,625 options were granted to the Company's Chief Financial Officer (19% of the total amount issued in 2000), in addition to $5,200 of cash salary, and 2,113,125 options were granted to the Company's general counsel (31% of the total amount issued in 2000), in addition to $10,400 of cash salary. The options are exercisable for a period of ten years, at $0.21 per share, equal to the market value at grant date.

On December 29, 2000 the Company negotiated an agreement with its general counsel for 2001. In conjunction with this agreement, all counsel's outstanding options were revised to contain an exercise price equal to the market value on that date.

During 2000, 650,000 options were granted to the Company's Directors (10% of the total amount issued in 2000). 300,000 of these options were issued to members of the Kreisler family are exercisable over a period of five years, at $0.23 per share, equal to 110% of market value at grant date. The balance of the 2000 service options are exercisable over a period of ten years at $0.22 per share, equal to the market value at grant date.

Stock Option Plan

In May of 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the “ISO Plan”). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant (five years, in the case of 10% shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. Stock covered under the Plan has been registered with the Securities and Exchange on Form S-8. As of the date of this report, 10,642,786 options have been issued under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, certain information concerning stock ownership by persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

Name and Address of Beneficial Holder or Identity of Group	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock

Lawrence M. Kreisler 14 Maria Drive Sparta, New Jersey 07871	16,704,157	16.00% (1) (2)
Kathi A. Kreisler 14 Maria Drive Sparta, New Jersey 07871	14,001,453	13.76% (1) (3)
Kevin E. Kreisler P.O. Box 1134 Sparta, New Jersey 07871	14,362,779	14.07% (4)
James L. Sonageri 2 Strawberry Lane Upper Saddle River, New Jersey 07458	4,183,125	4.60% (5)
Stephen Lewen 10 Cabriolet Lane Melville, NY 11747	2,807,258	2.89% (6)
James Green 461 Cooke Street Farmington, Connecticut 06032	50,000	0.60% (7)
Chris Jones 461 Cooke Street Farmington, Connecticut 06032	50,000	0.60% (7)
All Officers and Directors as a group of seven persons	52,158,772	37.29%
Kreisler Family as a Group	45,068,389	33.94% (8)

1.     Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of common stock owned by the other.
2.     Includes 9,252,278 shares of exercisable options for Common Stock.
3.     Includes 8,788,778 shares of exercisable options for Common Stock.
4.     Includes 2,862,779 shares of exercisable options and 11,500,000 shares of un-exercisable options for Common Stock.
5.     Includes 4,118,125 shares of exercisable options for Common Stock.
6.     Includes 1,502,258 shares of exercisable options for Common Stock.
7.     Includes 50,000 shares of exercisable options for Common Stock.
8.     Includes stock and options held by Lawrence M. Kreisler, Kathi A. Kreisler and Kevin E. Kreisler

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2000, the directors and officers of the Company reported numerous transactions on Form 4 with the timely filing of relevant transactions on Form 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1996, a new company was formed to service the transportation needs of the Company. The new company, Metal Recovery Transportation Corp. (“MRTC”) was financed solely by Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company at a time when the Company was unable to do so (See “Description of Business, Transportation Services”). MRTC is licensed in Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. Additional permit applications are pending in Illinois, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and Virginia. MRTC billed the company $826,969, and $480,870 in 1999 and 2000 respectively. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters and MRTC has operated at virtually break-even levels since inception. Management believes that the Company is benefiting from favorable pricing as compared to that which could be obtained from unrelated parties.

In November 1997, the Company executed a License Agreement with Lawrence Kreisler, Chairman and Chief Executive Officer of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's Patent Rights that are defined as "The Selective Separation Technology" for the purpose of resource recovery of industrial metal bearing waste” (See “Description of Business - Patents and Proprietary Information”). The Company may assign or sub-license the License. Mr. Kreisler shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has not yet been satisfied by the Company. Accordingly, no royalty payments have been made or accrued. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

PART IV

Item 13.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

  The following financial statements are discussed in Part II, Item 7 and are attached hereto as Exhibit A:
    Balance Sheets
      December 31, 1999
      December 31, 2000
    Statements of Income Years Ended
      December 31, 1999
      December 31, 2000
    Statements of Stockholders' Equity
      January 1, 1999 to December 31, 2000.
    Statements of Cash Flow Years Ended
      December 31, 1999
      December 31, 2000
    Notes to Financial Statements
  Reports on Form 8-K.
    None.
  Exhibits.

Exhibit Number	Description

10.1 (1)	Lease/purchase agreement between the Company and Wasco Funding Co. dated March 24, 1993
10.2 (1)	Employment Agreement between the Company and Lawrence Kreisler dated October 15, 1992
10.3 (1)	Employment Agreement between the Company and Kathi Kreisler dated October 15, 1992
10.4 (2)	Amended Lease/purchase agreement between the Company and Wasco Funding Co. dated March 25,1994
10.6 (3)	1998 Stock Option Plan
10.7	License Agreement as and between Lawrence M. Kreisler and the Company
27	Financial Data Schedule

(1)       Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).
(2)       Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 33-20954).
(3)       Incorporated by reference to the exhibit of the same title in the Registration Statement on Form S-8 (File No. 333-69011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
(Registrant)

By:	/S/ KEVIN E. KREISLER KEVIN E. KREISLER, President
Date:	March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ KEVIN E. KREISLER KEVIN E. KREISLER, President
Date:	March 30, 2001

KBF POLLUTION MANAGEMENT, INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND DECEMBER 31, 1999

TABLE OF CONTENTS

1.	Independent Auditors Report	3
2.	Balance Sheet	4
3.	Statement of Income	6
4.	Statement of Stockholders' Equity	7
5.	Statement of Cash Flows	8
6.	Notes to Financial Statements	10

Irving Handel & Co.	Tel: 516-295-9290
CERTIFIED PUBLIC ACCOUNTANTS	Fax 516-295-9298

INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of KBF Pollution Management, Inc.:

            We have audited the accompanying balance sheet of KBF Pollution Management, Inc. as of December 31, 2000 and 1999, and the related statement of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Irving Handel & Co.

March 29, 2001
Woodmere, NY 11598

KBF Pollution Management, Inc. & Subsidiaries
Balance Sheet

Assets

	12/31/99	12/31/00
CURRENT ASSETS:
Cash	$344,598	$54,447
Accounts Receivable (Net of Allowance for Doubtful Accounts of $34,011 and $28,744)	440,992	543,772
Other Receivables	76,275	158,630
Inventories	20,682	14,732
Prepaid Expendable Supplies	11,102	18,412
Other Prepaid Expenses	6,971	27,013
Total Current Assets	900,620	817,006
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation and Amortization of $1,685,944 and $2,064,948)	3,741,762	4,435,620
Leased Property under Capital Leases (Net of Accumulated Amortization of $312,970 and $314,201)	422,007	178,192
Non-Expendable Stock, Parts & Drums	139,146	152,083
Total Fixed Assets	4,302,915	4,765,895
OTHER ASSETS:
Security Deposits	42,634	57,484
License, Patents & Capitalized Permit Costs (Net of Accumulated Amortization of $2,000 and $6,167)	25,578	35,506
Deferred Financing Costs	236,402	236,402
Capitalized Permit Costs	53,542	66,969
Total Other Assets	358,156	396,361
TOTAL ASSETS	$5,561,691	$5,979,262

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Balance Sheet

Liabilities & Stockholders' Equity (Deficit)

	12/31/99	12/31/00
CURRENT LIABILITIES:
Accounts Payable – Trade	$741,621	$811,936
Accrued Expenses	40,675	168,532
Taxes Withheld & Accrued	4,580	0
Officer's Loans	30,648	0
Current Portion of Long-Term Debt	0	0
Current Portion of Capital Lease Obligations	127,369	156,716
Total Current Liabilities	944,893	1,137,184
LONG-TERM LIABILITIES:
Long-Term Debt - Net of Current	1,350,000	1,550,000
Capital Lease Obligation - Net of Current	268,737	191,374
Total Long-term Liabilities	1,618,737	1,741,374
MINORITY INTEREST:	0	36,074
STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock Par Value 0.00001 per Share 500,000,000 Shares Authorized
12/31/1999 69,213,236 Outstanding	692
12/31/2000 87,717,554 Outstanding		877
Capital in Excess of Par Value	8,125,503	9,775,397
Treasury Stock	0	(7,828)
Retained Earnings	(5,128,134)	(6,703,816)
Total Stockholders' Equity (Deficit)	2,998,061	3,064,630
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,561,691	$5,979,262

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Income

	Year Ended
	12/31/99	12/31/00
REVENUES	$2,858,424	$3,163,307
Less: Cost of Operations	2,129,519	2,862,056
Gross Profit	728,905	301,251

Less: General and Administrative	1,269,124	1,525,309
Less: Research and Development	220,539	114,697
Less: Selling Expenses	248,339	286,910
Less Bad Debt: Solucorp	350,820	0

Operating Income (Loss)	(1,359,917)	(1,625,665)
OTHER INCOME (EXPENSES):
Interest Income	2,418	509
Interest Expense	(22,466)	(49,964)
Unrealized Loss on Securities	(86,591)	0
Income (Loss) before Income Tax	(1,466,556)	(1,675,120)
Less: Income Tax Provision	(69,077)	(105,001)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(1,397,479)	(1,570,119)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	0	(5,564)
NET INCOME (LOSS)	(1,397,479)	(1,575,683)
Other Comprehensive Income (Loss)	0	0
COMPREHENSIVE INCOME (LOSS)	$(1,397,479)	$(1,575,683)
EARNINGS PER COMMON SHARE:
Basic	(0.02)	(0.02)
Diluted	$(0.02)	$(0.02)

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Stockholders' Equity

	Common Stock (Par $0.00001)		Treasury Stock	Capital in Excess of Par	Retained Earnings (Deficit)
	Shares	Amount				Total

Balance – 1/1/99	64,034,660	$640		$6,367,040	$(3,730,654)	$2,637,026
Securities Issued	5,178,576	52		1,758,463		1,758,515
Net Income (Loss)					(1,397,479)	(1,397,479)

Balance – 12/31/99	69,213,236	692		8,125,503	(5,128,134)	2,988,061
Securities Issued	18,504,318	185		1,649,894		1,650,079
Treasury						(7,828)
Purchased			(7,828)
Net Income (Loss)					(1,575,683)	(1,575,683)

Balance – 12/31/00	87,717,554	$877	$(7,828)	$9,775,397	$(6,703,816)	$3,064,630

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Cash Flows

	Year Ended
	12/31/99	12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$2,698,689	$3,065,794
Cash Paid to Suppliers and Employees	(2,829,887)	(4,179,538)
Interest and Dividends Received	2,418	509
Interest Paid	(22,966)	(47,689)
Income Taxes Paid/Received	(7,459)	68,574
Net Cash Provided (Used) by Operating Activities	(159,205)	(1,092,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Patent and Permits	(12,813)	(27,521)
Cash Purchase of Treasury Stock	0	(7,828)
Release of Restricted Cash	27,500	0
Cash Purchases of Equipment	(1,787,122)	(920,596)
Proceeds from Sale of Equipment	24,000	0
Net Cash Provided (Used) in Investing Activities	(1,748,435)	(955,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock and Warrants	646,347	1,644,441
Proceeds from Debt Financing	1,350,000	200,000
Minority Interests	0	36,074
Loans from Officers	30,648	(30,648)
Underwriting Costs	0	0
Repayment of Long-term Debt and Capital Lease	(74,971)	(91,722)
Net Cash Provided (Used) by Financing Activities	1,952,024	1,758,145
NET INCREASE (DECREASE) IN CASH	44,384	(290,150)
Cash - Start of Year	300,213	344,597
Cash - End of Year	$344,597	$54,447

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Cash Flows

	Year Ended
	12/31/99	12/31/00
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(1,397,479)	$(1,575,683)
Adjustments to Reconcile Net Income to Net Cash:
Depreciation	344,616	380,235
Amortization	1,000	4,167
Loss on KBF-LI Assets	22,759	0
Expenses Paid in Stock/Options	181,255	139,661
Bad Debts (Solucorp – $380,820)	374,931	138,623
Unrealized Loss on Available for Sale Securities	86,591	0
(Increase) Decrease in:
Trade Accounts Receivable	(83,460)	(241,403)
Other Receivables	(76,276)	(82,355)
Inventories	(6,633)	(14,294)
Prepaid Expenses & Deposits	(34,908)	(34,894)
Increase (Decrease) in:
Accounts Payable	511,201	70,316
Withholding Taxes Payable	(919)	(4,580)
Deposit Payable	0	0
Accrued Expenses	(81,883)	127,857
	$(159,205)	$(1,092,350)
Supplemental Schedule of Non-cash Investing and Financing Activities:
Common Stock/Options issued for accounts payable and accrued expenses	$68,333	$0
Common Stock/Options issued for payment of underwriting costs, financing costs, equipment and expenses	$1,112,166	$139,661
Equipment acquired under capital lease	$243,224	$47,706

See accompanying notes and accountant's report.

NOTE 1. BUSINESS DESCRIPTION

EXECUTIVE SUMMARY

The environmental industry has evolved over the past three decades to address the industrial waste problems that the modern economy has caused. During most of this time the focus of industrial waste management has been on cost efficient risk aversion - a policy in which costs are balanced against the minimization of environmental harm, the traditional perspective being that there is always an adverse economic trade-off associated with environmental compliance. KBF Pollution Management, Inc. (the “Company”) was founded to address the flaw in this perspective, the Company's founders realizing that the economic factors could in fact drive the environmental factors.

Recognizing that hazardous industrial wastes were valuable resources from which vast commodities could be reclaimed, the Company's founders set out to develop and refine a cost efficient industrial resource recovery technology to mine these resources and prevent the release of hazardous chemicals into the environment through selective separation at their source.. The Company's patented Selective Separation Technology™ ("SST™") (U.S. Pat. Nos.: 5,753,125; 5,908,559) and other patent-pending and proprietary resource recovery technologies are the result of this effort. The Company today is evolving the standard of environmental service with these technologies and the Company's new flagship Recycling and Commodity Manufacturing Center – a facility designed for the large-scale provision of a broad array of recycling services based on SST™ that is capable of processing more than 15,000,000 gallons and 50,000 tons of liquid and solid hazardous industrial wastes. There, innovative chemical and physical processes engineered for high process, reaction and cost efficiency are used to extract hazards from within industrial waste for reuse as raw materials in the Company's refining and manufacturing processes on a large-scale.

The economics of the Company's business are compelling: the Company provides a competitively priced industrial waste management service which is the only viable cost-effective alternative to land-disposal, and manufactures an ore-quality commodity which is sold to direct metal manufacturers. The Company charges its raw materials suppliers to recycle and manufacture products for which the Company gets paid.

The economics of recycling become even more compelling when liability insurance and taxation are taken into account. Generators of hazardous industrial waste are liable for the safe and compliant handling of their waste. This is true even after a service provider is paid to remove and manage the waste for the generator. This liability, known in the industry as the ‘Cradle-to-Grave' liability is joint, strict, several and perpetual, and essentially holds a generator liable for any environmental harm caused by their waste as long as that waste or any of its hazardous by-products exists in the environment (as in the case of landfill disposal). Recycling hazardous industrial waste with SST™ eliminates this liability, indemnifies generators against their future risks and qualifies them for potent exemptions from federal and state waste generation taxes. These savings translate to a powerful competitive edge.

The scalability of these economics and the very real benefits of recycling are the core drivers of the Company's growth today. With its technologies supplemented by a seasoned operational management team and large-scale production and distribution infrastructure, the Company's services are quickly setting a new standard for environmental service.

COMPANY BACKGROUND

The Company, a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and non-hazardous metal bearing wastes. Much of the Company's efforts in the years subsequent to its founding were focused on the research, development and implementation of innovative technologies for the recycling of hazardous wastes. During this time the Company developed a strong local following for

NOTE 1. DESCRIPTION OF BUSINESS (continued)

COMPANY BACKGROUND (continued)

its services, the revenues from which were eventually leveraged into the Company's present growth initiatives – initiatives premised on safe, compliant and profitable infrastructure development and service distribution. The Company's long-term plans are to become the nation's premier recycling service provider by building and operating centralized recycling and commodity manufacturing facilities in key demographic regions, supported by a web of full service transfer and distribution centers.

In 1998, the Company began construction and operations in its first large-scale recycling and commodity manufacturing center in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. (“AMRC”), a wholly owned subsidiary of the Company. The Company invested aggressively in expediting completion of this facility through 1999 and 2000 while AMRC's recycling of liquid wastes and, more recently, solid wastes continued.

The New England and North-Eastern regional markets generate roughly 50 million tons of recyclable liquid and solid industrial wastes annually. The facility, unique in North-America, is designed for annual service capacity of 50,000 tons of solid waste and 15 million gallons of liquid waste. The facility processed approximately 1.6 million gallons of liquid waste in 1999 and less than 1,000 tons of solid waste. In 2000, the facility processed more than 2.0 million gallons of liquid waste and less than 5,000 tons of solid waste. Management anticipates the completion of the facility within the second quarter 2001.

After having largely completed its several million-dollar investment in process infrastructure, Management implemented the next stage of its plans to invest aggressively in sales and service distribution in the 2nd Quarter 2000. In May 2000, the Company executed a service distribution joint venture agreement with R.M. Jones & Company, Inc. (“R.M. Jones”), a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement (the “R.M. Jones Agreement”) resulted in a greatly increased recycling service volume for AMRC in 2000. The Company has entered into preliminary negotiations with similar organizations in the Northeast and Mid-Atlantic regions for similar agreements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

License Agreements

The now-cancelled license agreement with Solucorp Industries, Ltd. (see Note 9) contained an initial license fee of $500,000, this fee then being recognized over the life of the initial license term. The license was terminated September 30, 1999 and the Company was relieved of all obligations under the agreement, and all remaining deferred amounts were recognized as revenue (see Note 3).

Inventories

Inventories are valued at the lower of average cost or market, using the FIFO method.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation and Amortization

Property and equipment are depreciated for financial reporting and tax purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are removable and are amortized over their useful lives. Useful lives are estimated between 5 and 10 years. License costs are being amortized over 10 years.

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

Prior Period Statements

The 1999 financial statements may have been reclassified to conform with current year's classifications.

NOTE 3. MARKETABLE SECURITIES

In conjunction with the license agreement discussed in Notes 9 the Company received restricted (pursuant to Rule 144) common shares of Solucorp Industries, Ltd. as payment against a license fee due the Company. The Company has filed suit against Solucorp Industries, Ltd. (see Note 18). The Company has presented these securities herein as available-for-sale securities, adjusted to market value. As of December 31, 1999, based upon events transpiring during 1999, the Company believed that these securities were worthless and they have been presented herein with a zero value. The 1999 loss in value of $86,591 is presented as a loss in 1999, as Management believed that the loss was permanent. The company settled its suit with Solucorp Industries, Ltd. during 2001 and all parties agreed to dismissal with prejudice of their respective claims with the return by the Company of these securities. The chart below describes the foregoing:

Solucorp Industries, Ltd:	12/31/99	12/31/00

Shares Owned	183,262	183,262
Quoted Price	0	0
Quoted Value	0	0
Lack of Marketability Discount	0	0
Fair Value presented herein	0	0

NOTE 4. INVENTORIES

Inventories are comprised of the following major categories:

	12/31/99	12/31/00
Shipping Supplies	$2,857	$0
Reagents	17,825	14,732
	$20,682	$14,732

NOTE 5. OTHER PREPAID EXPENSES

The items included in other prepaid expenses are as follows:

	12/31/99	12/31/00
Prepaid Professional Fees	$2,500	$2,500
Prepaid Insurance	660	15,918
Prepaid Miscellaneous	3,811	8,595
Total Prepaid Expense	$6,971	$27,013

NOTE 6. FIXED ASSETS

Fixed assets are categorized and listed below:

	Balance at 12/31/99	Additions 2000	Retirements 2000	Balance at 12/31/00
Property, Equipment & Improvements:
Facility	$5,110,296	$1,056,542		$6,166,838
Office Equip, Computers & Furnishings	193,349	12,125		205,474
Manufactured Equip Leased Out	72,999	0		72,999
Leasehold Improvements	51,062	4,195	55,257

Sub-total	5,427,706	1,072,862		6,500,568
Less: Accum. Depreciation and Amort.	(1,685,944)			(2,064,948)

Net	3,741,762			4,435,619
Leased Equipment Under Capital Leases:
Office Equipment & Furniture	44,927	20,000	(44,927)	20,000
Equipment	690,050	43,706	(261,364)	472,392

Total	734,977	63,706	(306,291)	492,392
Less: Accum. Amortization	(312,970)			(314,201)

Net	$422,007			$178,192

NOTE 6. FIXED ASSETS (continued)

Depreciation charged to operations, which includes amortization of capital lease obligations, was $344,616 and $380,235 for the years ended December 31, 1999 and 2000, respectively. Lease equipment secures the related capital lease obligations. Equipment acquired for the facility expansion, costing $3,281,348 is collateral for the long-term debt described in Note 12.

NOTE 7. OTHER RECEIVABLES

The Company is participating in a program to sell its New Jersey net operating loss, under provisions of the New Jersey tax laws, for its second year. The agreement calls for net proceeds to the Company of 75% of the tax savings to the purchaser. The Company has accrued a receivable of $113,630 relating to its 2000 New Jersey net operating loss.  In addition, the company cancelled a one year agreement for certain services during 2000, as a result of which a refund, of $45,000 is due to the company.

NOTE 8. PATENTS AND INTELLECTUAL PROPERTIES

In June 1995, the Company's President, Lawrence Kreisler, submitted a patent application on the “Selective Separation Technology” process currently being used by the Company. Mr. Kreisler had developed this process prior to the formation of KBF Pollution Management, Inc. On February 3, 1998, the US Patent and Trademark Office issued a Notice of Allowance for this patent. The United States Patent and Trademark Office has issued two patents on the technology (U.S. Pat. Nos.: 5,753,125; 5,908,559) and additional applications for letters patent are currently pending. Under a licensing agreement with Mr. Kreisler, the Company is utilizing these patents in its operations. The agreement calls for royalty payments commencing when the Company has processed in excess of 1.5 million gallons of chargeable waste in a given year. There is no royalty due on the first 1.5 million gallons per annum. At that point, royalties are paid at rates beginning at $0.10 per gallon and decreasing to $0.03 per gallon at a processing rate of 6,050,000 annually. Based on the current level of processing, no royalties were paid or accrued.

NOTE 9. LICENSE AGREEMENT

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

SOLUCORP INDUSTRIES, LTD.

In March 1998, the Company signed a license agreement with Solucorp Industries, Ltd. (“Solucorp”), for the utilization of the Company's patented process. On September 30, 1998, the Company terminated the license agreement and sued Solucorp for breach of contract and fraud damages (see Note 18). While the license agreement has been terminated, a partial payment against the initial license fee owing under the terms of the agreement was recognized as revenue during 1998 as the fee was non-refundable. As of December 31, 1999, the Company determined that the receipt of cash from the consideration (restricted common stock) received and the royalty receivable was remote. Therefore, these amounts were written off in 1999 (see Note 3). The company settled its suit with Solucorp Industries, Ltd. during 2001 and all parties agreed to dismissal with prejudice of their respective claims with the return by the Company of these securities.

NOTE 10. CAPITALIZED PERMIT COSTS

The Company has incurred costs as part of the application process required to obtain a storage permit and certain other valuable permits. These costs will be amortized over the life of the permits upon the commencement of operations under each permit.

NOTE 11. ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:

	12/31/99	12/31/00
Insurance	$15,686	$18,492
Utilities	3,000	14,677
Professional Fees	4,000	14,600
Permits	0	76,500
Payroll	15,038	15,664
Other Accrued Expenses	2,951	28,599

	$40,675	$168,532

NOTE 12. LONG-TERM DEBT

During 1999 and 2000, the Company extended notes payable to thirteen (13) private individuals. The obligations are due twenty-four months from the commencement of New World operations. Principal and interest payments are will be due in amounts equal to 44% of the net pretax profit of New World. Interest is computed at 6.5% per annum. The notes also provide for conversion to the Company's restricted common stock, at the market rate on conversion date, less a 25% lack of marketability discount, of any balance of the obligations remaining at the end of the twenty-four month period. The notes also contain a business-unit-specific profit participation component for the lenders, after the notes have been satisfied, which totals 27% of the bu siness-unit-specific profit. The obligations are secured by certain items of New World's equipment.

	12/31/99	12/31/00
Total Long-term Debt	$1,350,000	$1,550,000
Less: Current Portion	0	0
Long-term Portion	$1,350,000	$1,550,000

NOTE 13. LEASES

Capital Lease Obligations

The Company leases equipment with lease terms expiring through August 2002. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 2000:

2001	$172,680
2002	106,320
2003	71,965
2004	50,909
2005	1,335
Total minimum lease payments	403,209
Amounts representing interest	(55,119)
Present value of net lease payments remaining	348,090
Less: current portion	156,716
Long-term portion	$191,374

On all capital leases, the equipment under lease is pledged toward the lease obligation.

OPERATING LEASES

The Company maintains its corporate offices at its facility located in Paterson, New Jersey. The lease terms, which include a purchase option, provide for the base rent to be paid monthly over six years commencing December 1997. The lease obligations are as follows:

2001	$208,600
2002	213,550
2003	201,300
Thereafter	0
$623,450

The Company is also liable for its pro rated portion of real estate taxes. Rent expenses, including real estate taxes, were $248,492 and $200,864 for 2000 and 1999 respectively.

NOTE 14. STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

In May of 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the “ISO Plan”). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant (five years, in the case of 10% shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. Stock covered under the Plan has been registered with the Securities and Exchange on Form S-8. As of the date of this report, 10,642,786 options have been issued under this Plan.

STOCK OPTIONS

During 1999 the company issued 26,862,919 options, called 857,680 options, canceled 2,775,000 options, reduced other outstanding options by 1,900,000, and 2,342,320 options were exercised. The result was in a net increase in the outstanding options of 18,987,919. Of these, 11,500,000 options vest only upon performance based benchmarks as the Company achieves increased revenue to approximately $28,000,000 per annum. These options are further described below.

During 2000 the company issued 6,790,126 options, called 330,000 options, canceled 1,223,333 options, reduced other outstanding options by 1,158,503 and 10,699,859 options were exercised. The result was in a net decrease in the outstanding options of 6,621,569.

Directors and Officers

12,944,028 options were granted to Kevin Kreisler during 1999, 11,500,000 options are incentive options, which vest gradually with performance based benchmarks as the Company achieves increased revenue to $28,000,000 per annum in accordance with the following schedule:

Annual Revenue Target (000's)	Option Shares Vesting (000's)

$3,750	1,150
4,688	1,150
5,859	1,150
7,324	1,150
9,155	1,150
11,444	1,150
14,305	1,150
17,881	1,150
22,351	1,150
$27,940	1,150

NOTE 14. STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS (continued)

Directors and Officers (continued)

These options are exercisable for a period of ten years, at an exercise price equal to 110% of the market value at grant date. They vest after 9.5 years regardless of the foregoing benchmarks, provided Mr. K. Kreisler continues as an employee until that time.

In accordance with FAS 123, the Company elected to value these employee options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below, using cliff vesting where applicable.

During 1999, 950,000 options were granted to the Company's Directors (3.5% of the total amount issued in 1999). 400,000 of these options were for 1998 service and 550,000 options were for 1999 service. The 1999 service options issued to members of the Kreisler family are exercisable over a period of five years, at an exercise price equal to 110% of market value at grant date. The balance of the 1999 service options are exercisable at an exercise price equal to the market value at grant date. 3,531,250 options were granted to other officers of the Company during 1999 (13% of the total amount issued in 1999). Of these, 1,656,250 options were granted to the Company's Chief Financial Officer, 250,000 options for 1998 and 1,406,250 for 1999, in addition to $5,200 of cash salary and 1,875,000 options were granted to the Company's general counsel for 1999, in addition to $5,200 of cash salary. The options are exercisable for a period of ten years at an exercise price equal to the market value at grant date.

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

1,218,751 options were granted to Kevin Kreisler during 2000 (18% of the total amount issued in 2000) as reimbursement for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 2000 through December 31, 2000. Mr. K. Kreisler has deferred all of his cash salary since August 2000. The options are exercisable for a period of ten years, at an exercise price equal to 110% of the market value at the grant date of December 29, 2000.

3,405,750 options were granted to the Company's general counsel and Chief Financial Officer for services rendered during 2000. Of these, 1,292,625 options were granted to the Company's Chief Financial Officer, in addition to $5,200 of cash salary, and 2,113,125 options were granted to the Company's general counsel, in addition to $10,400 of cash salary. The options are exercisable for a period of ten years at an exercise price equal to the market value at grant date.

On December 29, 2000 the Company negotiated an agreement with its general counsel for 2001. In conjunction with this agreement, all counsel's outstanding options were revised to contain an exercise price equal to the market value on that date.

650,000 options were granted to the Company's Directors during 2000. 300,000 of these options were issued to members of the Kreisler family are exercisable over a period of five years at $0.23 per share, a price equal to 110% of market value at grant date. The balance of the 2000 service options are exercisable over a period of ten years at $0.22 per share, a price equal to the market value at grant date.

In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

NOTE 14. STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS (continued)

Other Options Granted

3,299,775 options were granted to unrelated third parties during 1999, in connection with the Company's New World project (Note 1). The options are exercisable for a period of ten years at between $0.10 and $0.16 per share. In accordance with FASB 123 these options were valued utilizing the Black-Scholes option model, or the amount invoiced by the vendor, and included in the Financial Statements presented herein at $397,412 as Fixed Assets and $41,542 as Permit Costs.

1,038,000 options were granted to unrelated third parties during 1999, to arrange for debt financing for the New World project (Note 1). The options are exercisable for a period of ten years at $0.10 per share. In accordance with FASB 123 these options were valued utilizing the Black-Scholes option model and included in the Financial Statements presented herein at $189,331 as Deferred Financing Costs (Note 5).

5,099,866 options were granted to various employees during 1999. These options were granted to numerous management positions including plant manager, regulatory compliance officer, facility development manager, and marketing development manager. The options are exercisable for a period of ten years at $0.19 - $0.26 per share. In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

1,515,625 options were granted to various employees during 2000. These options were granted to numerous management positions including the plant manager, lab personal, the facilities manager and sales personal. The options are exercisable for a period of five to ten years at $0.07-0.0715 per share. In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black-Scholes option model in the alternate presentation below.

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

During 1999, the Company reduced 7,900,000 options held by Kathi Kreisler (7,500,000) and Larry Kreisler (400,000) by 1,900,000 shares, or from 7,900,000, to 6,000,000, in exchange for a reduced exercise price. The reduced exercise price exceeded the market price on the day of the reduction.

In 2000 the Company called 330,000 options which became callable during the year. In addition the Company canceled 1,223,333 options for failure of vesting conditions. 10,669,859 options were exercised and 1,158,859 were eliminated due to net issue exercises and other reductions negotiated as part of certain option exercise arrangements.

ADDITIONAL DISCLOSURE UNDER SFAS 123

The effect of applying SFAS No. 123 on 1999 and 2000 pro forma net loss, as stated below, is not necessarily representative of the effects on reported net income (loss) for future years, due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option grants to employees been determined based upon fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the

NOTE 14. STOCKHOLDERS' EQUITY (continued)

ADDITIONAL DISCLOSURE UNDER SFAS 123 (continued)

Company's net income (loss) in 1999 and 2000 would have been $(3,599,456) and $(2,720,576) or $(0.05) and $(0.03) per share, respectively. The fair value of options granted during 1999 and 2000 ranged from $0.16 - $0.37, and $0.06 - $0.19, respectively, on the date of the grant, using the Black-Scholes option-pricing model, with the following assumptions: no dividend yield, volatility of 122.6% for 1999 and 2000, and a risk-free interest rate of 6% for 1999 and 6.5% for 2000. A summary of the stock option activity is as follows:

	Number of Shares	Weighted Average Price
Balance as of January 1, 1999	39,714,621	$0.19
Options granted	26,862,919	0.20
Options exercised	(2,342,320)	0.12
Options eliminated	(3,632,680)	0.17
Options modified	(1,900,000)	0.25

Balance as of December 31, 1999	58,702,540	0.19

Options granted	6,790,126	0.11
Options exercised	(10,699,859)	0.13
Options eliminated	(1,553,333)	0.17
Options reduced	(1,158,503)	0.13

Balance as of December 31, 2000	52,080,971	$0.16

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding 12/31/00	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable 12/31/00	Weighted Average Exercise Price
$0.00 - 0.10	21,133,367	6.80 years	$0.09	21,133,367	$0.09
0.11 - 0.20	8,637,621	7.69 years	0.19	8,637,621	0.19
0.21 - 0.30	21,909,983	7.31 years	0.22	10,409,983	0.24
0.31 - 0.40	400,000	7.00 years	0.40	400,000	0.40
$0.00 - 0.40	52,080,971	7.16 years	$0.17	40,580,971	$0.15

TREASURY STOCK

Treasury stock represents 20,000 shares of common stock of the Company and is carried at cost.

NOTE 15. GENERAL & ADMINISTRATIVE EXPENSES

The following is a list of the major general & administrative categories:

	12/31/99	12/31/00
Professional Fees	$196,381	$206,440
Salaries	390,774	473,868
Directors Fees	140,505	0
Allocated Payroll Costs	80,938	71,505
Insurance	84,235	82,571
Bad Debts	24,111	163,621
License and Permits	35,859	106,834
Other General & Administrative Expenses	316,321	420,470

Total General & Administrative Expenses	$1,269,124	$1,525,309

NOTE 16. INCOME TAXES

Temporary differences and carry-forwards which give rise to deferred tax assets are as follows:

	12/31/99	12/31/00
Deferred tax assets:
Net operating loss carry-forward	$4,733,772	$6,282,903
Unrealized loss on available for sale securities	460,021	0
Allowance for doubtful accounts	34,011	28,744
	5,227,804	6,311,647
Valuation allowance	(5,227,804)	(6,311,647)
Deferred tax assets	0	0
Change in valuation allowance	$856,918	$1,083,843
Benefit for income taxes:
Current:
Federal	0	0
State	(69,077)	(105,001)
Deferred:
Federal	0	0
State	0	0
Total	$(69,077)	$(105,001)

NOTE 16. INCOME TAXES (continued)

At December 31, 2000 the Company's operating loss carry forward expires as follows:

	Federal	New York	New Jersey

December 31, 2002	$173,449	$168,891	$0
2003	120,270	115,270	0
2004	318,761	313,761	0
2005	116,490	111,490	0
2006	0	0	0
2007	279,456	274,456	0
2008	705,626	700,626	0
2010	850,743	845,743	0
2011	348,743	343,301	0
2012	445,228	439,341	0
2013	207,635	207,301	0
2014	1,167,371	0	0
Total Available	1,549,131	0	0

	$6,282,903	$3,520,180	$0

NOTE 17. EARNINGS PER SHARE

	12/31/99	12/31/00
Common stock outstanding
Beginning of the year	64,034,660	69,213,236
End of the year	69,213,236	87,717,554
Issued during the year	5,178,576	18,504,318
Weighted average number of outstanding shares	65,213,236	80,468,332

Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.

NOTE 18. COMMITMENTS & CONTINGENCIES

LEGAL MATTERS

The Company is party to the following matters. In all matters listed, Management's response has been and will be to vigorously contest the cases.

The first matter is entitled, Clean Earth Recycling Inc. v. James Sullivan and KBF. The action was filed in the Supreme Court of New York, Columbia County, on July 9, 1998. The Complaint was originally

NOTE 18. COMMITMENTS & CONTINGENCIES (continued)

LEGAL MATTERS (continued)

filed against James Sullivan (an employee of the Company) only and an Amended Complaint was subsequently filed naming the Company as a defendant. The Amended Complaint seeks compensatory and punitive damages, attorney's fees and costs of suit. The Amended Complaint also seeks to prevent Sullivan and the Company from doing business with, soliciting or contacting any customers or vendors who were customers or vendors of Clean Earth at the time of Sullivan's employment. The Company filed a Verified Answer to the Verified Complaint and a Verified Answer to the Amended Verified Complaint with Counterclaims and served discovery upon Plaintiff's attorney. The Counterclaims seek compensatory and punitive damages. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The second matter is entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Compliant arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome or range of potential impact at this time.

The third matter entitled KBF Pollution Management, Inc. v. EPS Environmental, Inc. d/b/a Solucorp Industries, Inc. and Joe Kemprowski v. Lawrence Kreisler, et al. was resolved in 2001. All parties agreed to dismissal with prejudice of their respective claims with the return by the Company of certain common stock received in the transaction.

The Company is also involved in various collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the “Lawrence Kreisler Employment Agreement”). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan. Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. In January 1998, the Company issued 400,000 stock options to Lawrence Kreisler for past services rendered as a result of voluntarily reducing his salary, which options were revised in 1999 as described below under ‘Stock Options.'

NOTE 18. COMMITMENTS & CONTINGENCIES (continued)

EMPLOYMENT AGREEMENTS (continued)

The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the “Kathi Kreisler Employment Agreement”), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan. Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325.00, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401(k) payments. In January 1998, the Company issued Ms. Kreisler stock options for deferred salaries and past services rendered, which options were revised in 1999 as described below under ‘Stock Options.'

The terms of the Mr. Kevin Kreisler's employment agreement for 1999 and 2000 included an annual base salary of $80,000 and $115,000, with an automatic 10% annual increase. Mr. Kevin Kreisler will be entitled to an annual bonus equal to 3% of the Company's net income before taxes, reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company.

These employment agreements provide for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in ‘Stock Options' in Note 14.

The terms of Mr. Casuccio's employment agreement with the Company for 1999 and the first half of 2000 were a salary of $5,200 and the issuance of performance based stock options, as further described in ‘Stock Options' in Note 14. The agreement was terminated June 30, 2000.

The terms of Mr. Sonageri's employment agreement with the Company for 1999 and 2000 were an annual salary of $5,200 and $10,400, respectively, and the issuance of performance based stock options, as further described in Note 14. The agreement for 2001 was negotiated on December 29, 2000 and calls for cash remuneration of $52,000 for 260 hours of service. The agreement also called for the revision of Mr. Sonageri's options to contain a $0.065 exercise price, the market price of the Company's common stock on December 29, 2000. Mr. Sonageri may accept options instead of cash at the Company's option should his billable hours for 2001 exceed 260.

NOTE 19. SUBSEQUENT EVENTS

Since January 1, 2001, Kevin Kreisler, Kathi Kreisler, and Larry Kreisler have received no cash salary. It is anticipated that these parties will receive options in payment of these deficiencies. The Company has incurred the obligation to issue additional options to the Kreislers and others in lieu of cash payments.

NOTE 19. SUBSEQUENT EVENTS (continued)

The Company has agreed to resolve its dispute with Solucorp Industries, Ltd. All parties agreed to dismissal with prejudice of their respective claims with the return by the Company of certain common stock received in the transaction.

On March 1, 2001, the Company determined to revise the exercise price of all employee stock options to an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001, subject to the terms and conditions of the relevant employment agreements.

NOTE 20. RELATED PARTY TRANSACTIONS

In May 1996, a new company was formed to service the transportation needs of the Company. The new company, Metal Recovery Transportation Corp. (“MRTC”) was financed solely by Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company at a time when the Company was unable to do so (See “Description of Business, Transportation Services”). MRTC is licensed in Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont. Additional permit applications are pending in Illinois, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, West Virginia and Virginia. MRTC billed the company $826,969, and $480,870 in 1999 and 2000 respectively. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters and MRTC has operated at virtually break-even levels since inception. Management believes that the Company is benefiting from favorable pricing as compared to that which could be obtained from unrelated parties.

In November 1997, the Company executed a License Agreement with Lawrence Kreisler, Chairman and Chief Executive Officer of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's Patent Rights that are defined as "The Selective Separation Technology" for the purpose of resource recovery of industrial metal bearing waste” (See “Description of Business - Patents and Proprietary Information”). The Company may assign or sub-license the License. Mr. Kreisler shall receive $10,000 for all prior use of the technology and a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has not yet been satisfied by the Company. Accordingly, no royalty payments have been made or accrued. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

Lawrence Kreisler, Chief Executive Officer and Chairman of KBF loaned the Company $30,648 during 1999. The balance owed to Mr. Kreisler was repaid during 2000.

NOTE 21. RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for substantially all employees. The Company elected to contribute $17,329 during 1999 and $21,098 during 2000.

NOTE 22. JOINT VENTURE AGREEMENT

On May 6, 2000 the Company and Jones Environmental Services, LLC (“JES”) entered into a joint venture agreement. The agreement calls for the formation of KBF Environmental Services, Inc (“KBFES”) ,to be owned 80% by the Company and 20% by JES. The subsidiary shall provide revenue for the Company utilizing the existing sales force of both JES and the Company. The agreement provides for the issuance of 5 million stock options to JES, which shall be granted upon performance-based benchmarks. These benchmarks are based upon achieving annualized revenues of $15 million.

EXHIBIT 27

This schedule contains summary financial information extracted from the audited financial statements dated December 31, 2000 and is qualified in its entirety by reference to such financial statements.

Period type	Year
Fiscal year end	December 31, 2000
Period end	December 31, 2000
Cash	54,447
Securities	0
Receivables	572,516
Allowance	(28,744)
Inventory	14,732
Current assets	817,006
PP&E	7,565,480
Depreciation	(2,379,152)
Total assets	5,979,262
Current liabilities	1,137,184
Bonds	0
Preferred mandatory	0
Preferred	0
Common	877
Other SE	3,063,753
Total liabilities and equity	5,979,262
Sales	3,163,307
Total revenues	3,163,307
CGS	2,862,056
Total Costs	2,862,056
Other expenses	1,926,916
Loss provision	0
Interest expense	49,964
Income pre-tax	(1,675,120)
Income tax	(105,001)
Income continuing	(1,575,683)
Discontinued	0
Extraordinary	0
Changes	0
Net income	(1,575,683)
EPS Primary	(0.020)
EPS Diluted	(0.020)