Form 10QSB
period 2001-03-31
KBF POLLUTION MANAGEMENT INC
filed 2001-05-11
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	March 31, 2001	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of
May 7, 2001:
Common stock, $.00001 par value - 87,717,554 shares outstanding.
Transitional Small Business Disclosure Format:
Yes X ; No    .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2001

INDEX

PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)

Balance Sheets -
March 31, 2001 and December 31, 2000
3-4
Statement of Income -
Three Months Ended March 31, 2001 and 2000
5
Statement of Cash Flows -
Three Months Ended March 31, 2001 and 2000
6-7
Notes to Financial Statements
8
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
9-11
PART II - OTHER INFORMATION	12
SIGNATURES	12
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	13
FINANCIAL DATA SCHEDULE	14

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2001
BALANCE SHEET
ASSETS

	3/31/01 Unaudited	12/31/00 Audited
CURRENT ASSETS:
Cash	$ 31,721	$ 54,447
Accounts Receivable (Net of allowance for doubtful accounts of $25,656 & $28,744)	487,469	543,772
Other Receivables	148,630	158,630
Inventories	9,546	14,732
Prepaid Expendable Supplies	19,392	18,412
Other Prepaid Expenses	15,997	27,013
Total Current Assets	712,755	817,006
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,145,582 & $2,064,948)	4,381,782	4,435,620
Leased Property under Capital Leases (Net of Accumulated Amortization of $324,352 & $314,201)	168,040	178,192
Non-Expendable Stock, Parts & Drums	160,190	152,083
Total Fixed Assets	4,710,012	4,765,895
OTHER ASSETS:
Security Deposits	57,484	57,484
License & Patents (Net of Accumulated Amortization of $7,209 & $6,167)	34,464	35,506
Capitalized Permit Costs	84,878	66,969
Deferred Financing Costs	236,402	236,402
Total Other Assets	413,228	396,361
TOTAL ASSETS	$5,835,995	$5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2001
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	3/31/01 Unaudited	12/31/00 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 676,882	$ 811,936
Accrued Expenses	159,935	168,532
Officer's Loans	76,184	0
Current Portion of Capital Lease Obligations	123,430	156,716
Total Current Liabilities	1,036,431	1,137,184
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,550,000	1,550,000
Long - Term Lease Obligations (Net of Current Portion)	160,636	191,374
Total Long - Term Liabilities	1,710,636	1,741,374
MINORITY INTEREST:	46,408	36,074
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
March 31, 2001 - 87,717,554	877
Dec. 31, 2000 - 87,717,554		877
Capital in Excess of Par Value	9,826,885	9,775,397
Treasury Stock	(7,828)	(7,828)
Retained Earnings (Deficit)	(6,777,414)	(6,703,816)
Total Stockholders' Equity	3,042,520	3,064,630
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 5,835,995	$ 5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2001
STATEMENT OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	3/31/01	3/31/00
REVENUES	$ 689,354	$ 755,357
LESS: Cost of Operations	556,948	595,185
Gross Profit	132,406	160,172
LESS: General & Admin. Expenses	153,062	311,773
Selling Expenses	42,073	48,286
Operating Income (Loss)	(62,729)	(199,887)
OTHER INCOME (EXPENSES):
Interest Income	0	176
Interest Expense	(10,626)	(10,605)
Income Tax Provision	(1,335)	(1,867)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(74,690)	(212,183)
MINORITY INTEREST PORTION	___1,092	_________0
NET INCOME (LOSS)	(73,598)	(212,183)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ (73,598)	$ (212,183)
Number of Shares Outstanding	87,717,554	75,694,678
Earnings Per Share from Operations	$ (.01)	$ (.01)
Earnings Per Share - Net Income (Loss)	$ (.01)	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2001
STATEMENT OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	3/30/01	3/31/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 748,745	$ 623,924
Cash Paid to Suppliers & Employees	(766,577)	(878,270)
Interest & Dividends Received	0	176
Interest Paid	(8,506)	(9,732)
Income Taxes Paid	(2,795)	(5,322)
Net Cash Provided (Used) by Operating Activities	(29,133)	(269,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment	0	0
Cash Purchases of Intangible Assets	(17,910)	0
Cash Purchase of Treasury Stock	0	0
Cash Purchases of Equipment	(26,795)	(365,401)
Net Cash Provided (Used) in Investing Activities	(44,705)	(365,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	0	666,587
Minority Interest Capital Contributions	11,426	0
Officers' Loans	76,184	0
Proceeds from Issuance of Long-Term Debt	0	200,000
Repayment of Long-Term Debt & Capital Lease Obligations	(36,498)	(24,979)
Net Cash Provided (Used) by Financing Activities	51,112	841,608
NET INCREASE (DECREASE) IN CASH	(22,726)	206,983
CASH at Beginning of Period	54,447	344,597
CASH at End of Period	$ 31,721	$ 551,580

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
STATEMENT OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	3/30/01	3/31/00
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$ (74,690)	$ (212,183)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	90,785	89,787
Amortization	1,042	250
Bad Debts	(3,088)	5,724
Other Non Cash Items	(1,381)	0
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	(8,107)	0
Trade Accounts Receivable	59,391	(131,433)
Other Receivables	10,000	0
Inventories	5,186	5,188
Prepaid Expenses & Deposits	10,037	(12,036)
Increase (Decrease) in:
Accounts Payable	(109,711)	(15,536)
Withholding Taxes Payable	0	(2,059)
Accrued Expenses	(8,597)	3,074
	$ (29,133)	$ (269,224)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES Inventories are comprised of the following major categories:

	3/31/01	12/31/00
Reagents	$ 9,546	$ 14,732
	$ 9,546	$ 14,732

NOTE 3 - OFFICER COMPENSATION Since January 1, 2001, certain executive officers of the Company have received no cash salary. It is anticipated that these parties will receive options in payment of these deficiencies. The Company has incurred the obligation to issue additional options to these parties and others in lieu of cash payments.

NOTE 4 - OPTIONS On March 1, 2001, the Company determined to revise the exercise price of all employee stock options to an exercise price equalivant to the closing market price of KBF common stock on March 1, 2001, subject to the terms and conditions of the relevant employments agreements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Total revenues for the three months ended March 31, 2001 decreased to $689,354 as compared to $755,357 for the same period in 2000, a decrease of 9.6%. This decrease in revenues is due to an unusually large $190,030 sale of metal included in income during the first quarter of 2000. Revenues from recycling services during the first quarter of 2000, without this item, were $565,327. Revenues from recycling services for the first quarter of 2001 increased by $154,027, or 28.8%. The Company attributes this increase in revenues to the Company's recent sales activities, through KBF Environmental Services, Inc., and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue.

Trade accounts receivable on March 31, 2001 were $513,125. An allowance in the amount of $25,656 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, management believes this allowance is adequate. Trade accounts receivable collected in cash subsequently through May 7, 2001 was $272,062.

Cost of operations for the three months ended March 31, 2001 increased to 80.8% of revenues from 78.8% of revenues for the same period in 2000.

The cost of operations for the three months ended March 31, 2000, without the costs related to the metal sale, discussed in the revenue analysis above, was $514,172. This adjusted March 31, 2000 cost of operations was 90.9% of the adjusted recycling service revenue for the same period. The cost of operations relating to recycling services in the first quarter of 2001, of 80.8%, reflects a decrease in the costs of operations of 10.1% when compared to the adjusted cost during the prior period. This decrease is primarily due to the favorable economies of scale associated with the Company's increased recycling services volume. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 50.9% to $153,062 for the three months ended March 31, 2001, from $311,773 for the comparable period in 2000. This decrease is primarily due to the decreased labor costs of approximately $58,000, associated with the Company's development of a more efficient information system, the deferment of certain executive salaries and decreased professional fees of approximately $52,000. The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000 (continued)

Selling expenses decreased by 12.9%, or approximately $6,000, to $42,073 for the three months ended March 31, 2001, as compared to $48,286 for the comparable period in 2000. This decrease is due to the decline of certain miscellaneous selling expenses. The Company expects a modest increase in selling costs during the balance of 2001, due to its ongoing sales and marketing efforts related to the expansion of its recycling and commodity manufacturing center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the three months ended March 31, 2001 as compared to $176 earned during the same period in 2000. Management does not expect to earn any significant interest during the balance of 2001. Interest expense remained fairly constant at approximately $10,600.

The Company incurred a net loss of $(73,598) for the first three months of 2001, a 65.3% improvement from the net loss of $(212,183) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(323,676) at March 31, 2001. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include certain liabilities which management believes will be settled for reduced amounts. Management additionally intends to avail itself of deferments on certain liabilities.

The Company is now operating on a positive cash flow basis and intends to eliminate its working capital deficit, complete its expansion of the facility and increase sales in the immediate term. Management believes that projected increases in sales will have a positive impact on cash flows from operations and will provide sufficient working capital for the next twelve months.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN EVENTS

The Company's subsidiary is party to the matter entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Complaint arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

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

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule
(b) Reports on Form 8-K for the three months ended March 31, 2001.
There were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
Dated: May 9, 2001	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: May 9, 2001	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

EXHIBIT 15

IRVING HANDEL & CO.
Certified Public Accountants
112 Irving Place
Woodmere, NY 11598

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of March 31, 2001 and the related combined statements of income and cash flows for the three-month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the company's management.

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

IRVING HANDEL & CO.

Date: May 9, 2001

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

MARCH 31, 2001
EXHIBIT 27

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated March 31, 2001 and is qualified in its entirety by reference to such financial statements.

Period-Type	3 months
Fiscal-Year End	Dec 31-2001
Period-End	March 31 -2001
Cash	31,721
Securities	0
Receivables	513,125
Allowances	(25,656)
Inventory	9,546
Current-Assets	712,755
PP&E	7,019,756
Depreciation	(2,469,934)
Total Assets	5,835,995
Current Liabilities	1,036,431
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	877
Other-SE	3,041,643
Total-Liability and Equity	5,835,995
Sales	689,354
Total Revenues	689,354
CGS	556,948
Total	556,948
Other Expenses	195,135
Loss Provision	0
Interest-Expense	10,626
Income-Pre tax	(73,355)
Income-Tax	1,335
Income-Continuing	(74,690)
Discontinued	0
Extraordinary	0
Changes	(1,092)
Net Income	(73,598)
EPS-Primary	(.01)
EPS - Diluted	(.01)