Form 10QSB
period 2001-06-30
KBF POLLUTION MANAGEMENT INC
filed 2001-08-13
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	June 30, 2001	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of
August 7, 2001:
Common stock, $.00001 par value - 87,717,554 shares outstanding.

Transitional Small Business Disclosure Format:
Yes X ; No .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001

INDEX
PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)

Balance Sheets - June 30, 2001 and December 31, 2000
3-4
Statement of Income -

Six Months Ended June 30, 2001 and 2000
5
Three Months Ended June 30, 2001 and 2000
6
Statement of Cash Flows - Six Months Ended June 30, 2001 and 2000
7-8
Notes to Financial Statements	9
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS	10-14
PART II - OTHER INFORMATION	15
SIGNATURES	15
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	16
FINANCIAL DATA SCHEDULE	17

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
BALANCE SHEET
ASSETS

	6/30/01 Unaudited	12/31/00 Audited
CURRENT ASSETS:
Cash	$ 6,854	$ 54,447
Accounts Receivable (Net of allowance for doubtful accounts of $28,654 & $28,744)	544,419	543,772
Other Receivables	198,128	158,630
Inventories	7,266	14,732
Prepaid Expendable Supplies	20,529	18,412
Other Prepaid Expenses	8,226	27,013
Total Current Assets	785,422	817,006
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,227,778 & $2,064,948)	4,379,830	4,435,620
Leased Property under Capital Leases (Net of Accumulated Amortization of $334,503 & $314,201)	157,889	178,192
Non-Expendable Stock, Parts & Drums	155,643	152,083
Total Fixed Assets	4,693,362	4,765,895
OTHER ASSETS:
Security Deposits	72,934	57,484
License & Patents (Net of Accumulated Amortization of $8,251 & $6,167)	33,422	35,506
Capitalized Permit Costs	84,879	66,969
Deferred Financing Costs	239,902	236,402
Total Other Assets	431,137	396,361
TOTAL ASSETS	$5,909,921	$5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	6/30/01 Unaudited	12/31/00 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 708,733	$ 811,936
Accrued Expenses	187,520	168,532
Officer's Loans	138,702	0
Current Portion of Capital Lease Obligations	131,414	156,716
Total Current Liabilities	1,166,369	1,137,184
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,550,000	1,550,000
Long - Term Lease Obligations (Net of Current Portion)	137,935	191,374
Total Long - Term Liabilities	1,687,935	1,741,374
MINORITY INTEREST:	51,899	36,074
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
June 30, 2001 - 87,717,554	877
Dec. 31, 2000 - 87,717,554		877
Capital in Excess of Par Value	9,775,397	9,775,397
Treasury Stock	(7,828)	(7,828)
Retained Earnings (Deficit)	(6,764,728)	(6,703,816)
Total Stockholders' Equity	3,003,718	3,064,630
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 5,909,921	$ 5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2001
STATEMENT OF INCOME
(Unaudited)

	SIX MONTHS ENDED
	6/30/01	6/30/00
REVENUES	$ 1,504,082	$ 1,266,513
LESS: Cost of Operations	1,158,689	1,236,338
Gross Profit	345,393	30,175
LESS: General & Admin. Expenses	317,258	602,394
Selling Expenses	83,480	115,777
Operating Income (Loss)	(55,345)	(687,996)
OTHER INCOME (EXPENSES):
Interest Income	0	382
Interest Expense	(17,293)	(31,083)
Income Tax Provision	5,027	(5,443)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(67,611)	(724,140)
MINORITY INTEREST PORTION	(6,699)	0
NET INCOME (LOSS)	(60,912)	(724,140)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ (60,912)	$ (724,140)
Number of Shares Outstanding	87,717,554	83,698,053
Earnings Per Share from Operations	$ (.01)	$ (.01)
Earnings Per Share - Net Income (Loss)	$ (.01)	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2001
STATEMENT OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	6/30/01	6/30/00
REVENUES	$ 814,728	$ 511,157
LESS: Cost of Operations	601,741	641,154
Gross Profit	212,987	(129,997)
LESS: General & Admin. Expenses	164,196	290,623
Selling Expenses	41,407	67,492
Operating Income (Loss)	7,384	(488,112)
OTHER INCOME (EXPENSES):
Interest Income	0	206
Interest Expense	(6,667)	(20,478)
Income Tax Provision	6,362	(3,576)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	7,079	(511,960)
MINORITY INTEREST PORTION	(5,607)	0
NET INCOME (LOSS)	12,686	(511,960)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ 12,686	$ (511,960)
Number of Shares Outstanding	87,717,554	83,698,053
Earnings Per Share from Operations	$ .01	$ (.01)
Earnings Per Share - Net Income (Loss)	$ .01	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	6/30/01	6/30/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 1,424,191	$ 1,182,673
Cash Paid to Suppliers & Employees	(1,428,262)	(2,083,889)
Interest & Dividends Received	0	382
Interest Paid	(15,590)	(30,783)
Income Taxes Paid	(2,795)	(7,773)
Net Cash Provided (Used) by Operating Activities	(22,456)	(939,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Purchases of Intangible Assets	(21,410)	0
Cash Purchase of Treasury Stock	0	(7,828)
Cash Purchases of Equipment	(107,039)	(676,109)
Net Cash Provided (Used) in Investing Activities	(128,449)	(683,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	0	1,478,840
Minority Interest Capital Contributions	15,825	0
Officers' Loans	138,702	0
Proceeds from Issuance of Long-Term Debt	0	200,000
Repayment of Long-Term Debt & Capital Lease Obligations	(51,215)	(30,211)
Net Cash Provided (Used) by Financing Activities	103,312	1,648,629
NET INCREASE (DECREASE) IN CASH	(47,593)	25,302
CASH at Beginning of Period	54,447	344,597
CASH at End of Period	$ 6,854	$ 369,899

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	6/30/01	6/30/00
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$ (60,912)	$ (724,140)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	183,132	180,782
Amortization	2,084	500
Bad Debts	(90)	5,116
Other Non Cash Items	(2,575)	0
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	(3,560)	(5,495)
Trade Accounts Receivable	(27,888)	(83,840)
Other Receivables	(49,498)	(85,266)
Inventories	7,466	6,046
Prepaid Expenses & Deposits	1,221	(9,106)
Increase (Decrease) in:
Accounts Payable	(90,824)	(355,118)
Withholding Taxes Payable	0	(1,120)
Accrued Expenses	18,988	132,251
	$ (22,456)	$ (939,390)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES
Inventories are comprised of the following major categories:

	6/30/01	12/31/00
Reagents	$ 7,266	$ 14,732
	$ 7,266	$ 14,732

NOTE 3 - OFFICER COMPENSATION
Since January 1, 2001, certain executive officers of the Company have received no cash salary. It is anticipated that these parties will receive options in payment of these deficiencies. The Company has incurred the obligation to issue additional options to these parties and others in lieu of cash payments.

NOTE 4 - OPTIONS
The Board of Directors of the Company approved the revision of the exercise price of all employee stock options to an exercise price equivalent to the closing price of KBF common stock on March 1, 2001, subject to the terms and conditions of the relevant employment agreements. The Board of Directors approved the Company's option note exercise plan to allow employees and certain advisors to exercise their stock options by payment of an interest bearing note.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Total revenues for the six months ended June 30, 2001 increased to $1,504,082 from $1,266,513 during the same period in 2000, corresponding to an increase of 18.76%. Revenue for the six months ended June 30, 2001, excluding the recovery of certain products, increased 32.83% to $1,441,046, from $1,084,879 for the same period in 2000. The Company attributes this increase in revenues to the Company's recent sales activities, through KBF Environmental Services, Inc., and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue.

Trade accounts receivable on June 30, 2001 were $573,073. These receivables are reduced by an allowance for bad debts in the amount of $28,654 , which, based upon the Company's collection history, management believes is adequate. Trade accounts receivable collected in cash subsequently through July 31, 2001 were $254,796.

Cost of operations for the six months ended June 30, 2001 decreased to 77.0% of revenues from 97.6% of revenues for the same period in 2000. This decrease is primarilary due to the favorable economies of scale associated with the Company's increased recycling services volume. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 47.33% to $317,258 for the six months ended June 30, 2001, from $602,394 for the comparable period in 2000. This decrease is primarily due to the decreased office staff costs of approximately $36,000, decreased costs associated with the Company's development of a more efficient information system of approximately $9,000, decreased professional fees of approximately $65,000, decreased executive cash salaries of approximately $66,000, the nonrecurrance of administrative permit fees of approximately $11,000, decreased shareholder related costs of approximately $18,000, decreased employment agency fees and other expenses of approximately $58,000 and decreased costs related to payroll taxes and fringes of approximately $22,000. The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 (continued)

Selling expenses decreased by 27.9%, or approximately $32,000, to $83,480 for the six months ended June 30, 2001, as compared to $115,777 for the comparable period in 2000. This decrease is due to the decline of certain miscellaneous selling expenses. The Company expects a modest increase in selling costs during the balance of 2001, due to its ongoing sales and marketing efforts related to the expansion of its recycling and commodity manufacturing center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the six months ended June 30, 2001 as compared to $382 earned during the same period in 2000. Management does not expect to earn any significant interest during the balance of 2001. Interest expense decreased by $13,790, due to the ongoing repayment of capital lease obligations.

The Company incurred a net loss of $(60,912) for the first six months of 2001, a 91.6% improvement from the net loss of $(724,140) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(380,947) at June 30, 2001. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include certain liabilities which management believes will be settled for reduced amounts. Management additionally intends to avail itself of deferments on certain liabilities.

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
JUNE 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN EVENTS
The Company's subsidiary is a party to the matter entitled Passaic Valley Sewage Commissioners v. American Metals Recovery Corp. The action was filed in the Superior Court of New Jersey, Chancery Division, Essex County on April 23, 1999 against the Company's wholly owned subsidiary. The Complaint arises from alleged administrative deficiencies and seeks declarations against the defendant as well as administrative remedies, civil penalties, attorney's fees and costs. The Company filed an Answer to the Complaint and served discovery. Discovery is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

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
JUNE 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Total revenues for the three months ended June 30, 2001 increased to $814,728 from $511,157 for the same period in 2000, corresponding to an increase of 59.39%. Revenue for the three months ended June 30, 2001, excluding the recovery of certain products, increased 48.49% to $757,550 from $506,911 for the same period of 2000. The Company attributes this increase in revenues to the Company's recent sales activities, through KBF Environmental Services, Inc., and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue.

Cost of operations for the three months ended June 30, 2001 decreased to 73.9% of revenues from 125.4% of revenues for the same period in 2000. This decrease is primarilary due to the favorable economies of scale associated with the Company's increased recycling services volume. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 43.5% to $164,196 for the three months ended June 30, 2001, from $290,623 for the comparable period in 2000. This decrease is primarily due to the decreased office staff costs of approximately $22,000, decreased costs associated with the Company's development of a more efficient information system of approximately $9,000, decreased professional fees of approximately $20,000, decreased cash executive salaries of approximately $33,000, the nonrecurrance of administrative permit fees of approximately $11,000, decreased shareholder related costs of approximately $5,000, decreased employment agency fees and other expenses of approximately $14,000 and decreased costs related to payroll taxes and fringes of approximately $12,000. The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000 (continued)

Selling expenses decreased by 38.7%, or approximately $26,000, to $41,407 for the three months ended June 30, 2001, as compared to $67,492 for the comparable period in 2000. This decrease is due to the decline of certain miscellaneous selling expenses. The Company expects a modest increase in selling costs during the balance of 2001, due to its ongoing sales and marketing efforts related to the expansion of its recycling and commodity manufacturing center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the three months ended June 30, 2001 as compared to $206 earned during the same period in 2000. Management does not expect to earn any significant interest during the balance of 2001. Interest expense decreased by $13,811, due to the ongoing repayment of capital lease obligations.

The Company produced net income of $12,686 for the three months ended June 30, 2001, a 102.5% improvement from the net loss of $(511,960) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001

PART II - OTHER INFORMATION
Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule
(b) Reports on Form 8-K for the six months ended June 30, 2001.
There were no reports filed on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
Dated: August 9, 2001	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: August 9, 2001	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

EXHIBIT 15

IRVING HANDEL & CO.
Certified Public Accountants
112 Irving Place
Woodmere, NY 11598

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of June 30, 2001 and the related combined statements of income and cash flows for the six and three-month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the company's management.

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

IRVING HANDEL & CO.

Date: August 9, 2001

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2001
EXHIBIT 27
FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated June 30, 2001 and is qualified in its entirety by reference to such financial statements.

Period-Type	6 months
Fiscal-Year End	Dec 31-2001
Period-End	June 30 -2001
Cash	6,854
Securities	0
Receivables	573,073
Allowances	(28,654)
Inventory	7,266
Current-Assets	785,422
PP&E	7,255,643
Depreciation	(2,562,281)
Total Assets	5,909,921
Current Liabilities	1,166,369
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	877
Other-SE	3,002,841
Total-Liability and Equity	5,909,921
Sales	1,504,082
Total Revenues	1,504,082
CGS	1,158,689
Total	1,158,689
Other Expenses	400,738
Loss Provision	0
Interest-Expense	17,293
Income-Pre tax	(72,638)
Income-Tax	(5,027)
Income-Continuing	(67,611)
Discontinued	0
Extraordinary	0
Changes	(6,699)
Net Income	(60,912)
EPS-Primary	(.01)
EPS - Diluted	(.01)