Form 10QSB
period 2001-09-30
KBF POLLUTION MANAGEMENT INC
filed 2001-11-15
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Qtr. Ended:	September 30, 2001	File No.: 2-20954-NY
KBF POLLUTION MANAGEMENT, INC. (Exact name of registrant as specified in its charter)
NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of
November 14, 2001:
Common stock, $.00001 par value - 88,967,554 shares outstanding.
Transitional Small Business Disclosure Format:
Yes X ; No .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001

INDEX
PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)
Balance Sheets -
September 30, 2001 and December 31, 2000
3-4
Statement of Income -
Nine Months Ended September 30, 2001 and 2000
5
Three Months Ended September 30, 2001 and 2000
6
Statement of Cash Flows -
Nine Months Ended September 30, 2001 and 2000
7-8
Notes to Financial Statements
9
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
10-14
PART II - OTHER INFORMATION	15
SIGNATURES	15
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	16
FINANCIAL DATA SCHEDULE	17

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
BALANCE SHEET
ASSETS

	9/30/01 Unaudited	12/31/00 Audited
CURRENT ASSETS:
Cash	$ 7,736	$ 54,447
Accounts Receivable (Net of allowance for doubtful accounts of $29,977 & $28,744)	575,658	543,772
Other Receivables	227,870	158,630
Inventories	8,856	14,732
Prepaid Expendable Supplies	20,500	18,412
Other Prepaid Expenses	12,060	27,013
Total Current Assets	852,680	817,006
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,306,892 & $2,064,948)	4,349,072	4,435,620
Leased Property under Capital Leases (Net of Accumulated Amortization of $349,526 & $314,201)	142,866	178,192
Non-Expendable Stock, Parts & Drums	155,426	152,083
Total Fixed Assets	4,647,364	4,765,895
OTHER ASSETS:
Security Deposits	72,934	57,484
License & Patents (Net of Accumulated Amortization of $9,293 & $6,167)	32,380	35,506
Capitalized Permit Costs	82,128	66,969
Deferred Financing Costs	245,459	236,402
Total Other Assets	432,901	396,361
TOTAL ASSETS	$5,932,945	$5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	9/30/01 Unaudited	12/31/00 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 573,710	$ 811,936
Accrued Expenses	250,104	168,532
Officers' and Shareholder Loans	242,218	0
Current Portion of Capital Lease Obligations	128,686	156,716
Total Current Liabilities	1,194,718	1,137,184
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,550,000	1,550,000
Long - Term Lease Obligations (Net of Current Portion)	121,764	191,374
Total Long - Term Liabilities	1,671,764	1,741,374
MINORITY INTEREST:	61,505	36,074
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
September 30, 2001 - 87,717,554		877
Dec. 31, 2000 - 87,717,554		877
Capital in Excess of Par Value	9,775,397	9,775,397
Treasury Stock	(7,828)	(7,828)
Retained Earnings (Deficit)	(6,763,488)	(6,703,816)
Total Stockholders' Equity	3,004,958	3,064,630
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 5,932,945	$ 5,979,262

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
STATEMENT OF INCOME
(Unaudited)

	NINE MONTHS ENDED
	9/30/01	9/30/00
REVENUES	$ 2,357,322	$ 2,341,152
LESS: Cost of Operations	1,817,697	2,240,476
Gross Profit	539,625	100,676
LESS: General & Admin. Expenses	457,071	961,508
Selling Expenses	125,053	210,271
Operating Income (Loss)	(42,499)	(1,071,103)
OTHER INCOME (EXPENSES):
Interest Income	0	454
Interest Expense	(25,116)	(40,999)
Income Tax Provision	(431)	(6,769)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(68,046)	(1,118,417)
MINORITY INTEREST PORTION	(8,374)	5,571
NET INCOME (LOSS)	(59,672)	(1,123,988)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ (59,672)	$ (1,123,988)
Number of Shares Outstanding	87,717,554	85,307,947
Earnings Per Share from Operations	$ (.01)	$ (.01)
Earnings Per Share - Net Income (Loss)	$ (.01)	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
STATEMENT OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	9/30/01	9/30/00
REVENUES	$ 853,240	$ 1,074,639
LESS: Cost of Operations	659,008	1,004,138
Gross Profit	194,232	70,501
LESS: General & Admin. Expenses	139,813	359,114
Selling Expenses	41,573	94,494
Operating Income (Loss)	12,846	(383,107)
OTHER INCOME (EXPENSES):
Interest Income	0	72
Interest Expense	(7,823)	(9,916)
Income Tax Provision	(5,458)	(1,326)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(435)	(394,277)
MINORITY INTEREST PORTION	(1,675)	5,571
NET INCOME (LOSS)	1,240	(399,848)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ 1,240	$ (399,848)
Number of Shares Outstanding	87,717,554	85,307,947
Earnings Per Share from Operations	$ .01	$ (.01)
Earnings Per Share - Net Income (Loss)	$ .01	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	9/30/01	9/30/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 2,202,632	$ 1,760,202
Cash Paid to Suppliers & Employees	(2,236,631)	(2,681,315)
Interest & Dividends Received	0	454
Interest Paid	(27,799)	(39,610)
Income Taxes Paid	(7,271)	(11,349)
Net Cash Provided (Used) by Operating Activities	(69,069)	(971,618)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Purchases of Intangible Assets	(24,216)	(25,007)
Cash Purchase of Treasury Stock	0	(7,828)
Cash Purchases of Equipment	(155,395)	(1,032,076)
Net Cash Provided (Used) in Investing Activities	(179,611)	(1,064,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	0	1,614,448
Minority Interest Capital Contributions	33,805	18,789
Officers' and Shareholder Loans	242,218	11,989
Proceeds from Issuance of Long-Term Debt	0	200,000
Repayment of Long-Term Debt & Capital Lease Obligations	(74,054)	(55,059)
Net Cash Provided (Used) by Financing Activities	201,969	1,790,167
NET INCREASE (DECREASE) IN CASH	(46,711)	(246,362)
CASH at Beginning of Period	54,447	344,597
CASH at End of Period	$ 7,736	$ 98,235

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	9/30/01	9/30/00
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$ (68,046)	$ (1,118,417)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	277,269	266,262
Amortization	3,126	750
Bad Debts	1,233	52,851
Other Non Cash Items	(23,586)	0
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	(3,343)	(16,627)
Trade Accounts Receivable	(33,119)	(585,876)
Other Receivables	(69,240)	(59,207)
Inventories	5,876	3,368
Prepaid Expenses & Deposits	(2,584)	(21,922)
Increase (Decrease) in:
Accounts Payable	(238,227)	353,288
Withholding Taxes Payable	0	(3,905)
Accrued Expenses	81,572	157,817
	$ (69,069)	$ (971,618)
Supplemental Schedule of Non-cash Investing and Financing Activities:
Common Stock issued for the payment of underwriting costs, equipment & expenses	$ 0	$ 22,469
Equipment purchased under capital leases	$ 0	$ 21,508

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's 2000 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES
Inventories are comprised of the following major categories:

	9/30/01	12/31/00
Reagents	$ 8,856	$ 14,732
	$ 8,856	$ 14,732

NOTE 3 - OFFICER COMPENSATION
Since January 1, 2001, certain executive officers of the Company have received no cash salary. It is anticipated that these parties will receive options in payment of these deficiencies. The Company has incurred the obligation to issue additional options to these parties and others in lieu of cash payments.

NOTE 4 - OPTIONS
On March 1, 2001, the Company determined to revise the exercise price of all employee stock options to an exercise price equalivant to the closing market price of KBF common stock on March 1, 2001, subject to the terms and conditions of the relevant employment agreements. The Board of Directors approved the Company's option note exercise plan to allow employees and certain advisors to exercise their options by payment of an interest bearing note. Employees that elect to participate in this plan must voluntarily retire five percent of the total number of options exercised.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the nine months ended September 30, 2001 increased to $2,357,322 as compared to $2,341,152 for the same period in 2000, an increase of 0.69%. This growth rate, as compared to the more significant growth rate of the first six months of 2001, is predominately due to the Company's increased focus on recycling (facility-based) services as opposed to field services which provide for substantially lower profit margins. Recycling service revenue for the nine months ended September 30, 2001 increased 19.86% to $2,258,349, up from $1,884,202 for the same period in 2000. This increase in recycling service revenue accounts for the material increases in gross profit discussed below. The Company attributes these increased revenues to the Company's recent aggressive investment in recycling service sales through KBF Environmental Services, Inc., and the expansion of the Company's Recycling and Commodity Manufacturing Center. Management expects this upward trend to continue.

Trade accounts receivable on September 30, 2001 were $605,635. These receivables are reduced by an allowance for bad debts in the amount of $29,977, which, based upon the Company's collection history, management believes is adequate. Trade accounts receivable collected in cash subsequently through October 31, 2001 were $248,694.

Cost of operations for the nine months ended September 30, 2001 decreased to 77.11% of revenues from 95.69% of revenues for the same period in 2000. This decrease is primarilary due to the favorable economies of scale associated with the Company's increased recycling services volume and reduced focus on field services. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 52.46% to $457,071 for the nine months ended September 30, 2001, from $961,508 for the comparable period in 2000. This decrease is primarily due to the decreased office staff costs of approximately $50,000, decreased costs associated with the Company's development of a more efficient information system of approximately $9,000, decreased professional fees of approximately $105,000, decreased executive cash salaries of approximately $84,000, the nonrecurrance of administrative permit fees of approximately $11,000, decreased shareholder related costs of approximately $49,000, decreased employment agency fees and other expenses of approximately $70,000, decreased bad debts of approximately $49,000, decreased office expenses of approximately of $23,000, decreased costs related to payroll taxes and fringes of approximately $15,000, decreased costs related to prior periods adjusted in the current period of approximately $25,000, and other miscellaneous cost reductions of approximately $15,000. The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)

Selling expenses decreased by 40.53%, or approximately $85,000, to $125,053 for the nine months ended September 30, 2001, as compared to $210,271 for the comparable period in 2000. This decrease is due to the decline in employed sales personnel and certain related miscellaneous selling expenses in conjunction with the Company's current marketing stratigies. The Company expects a modest increase in selling costs during the balance of 2001, due to its ongoing sales and marketing efforts related to the expansion of its Recycling and Commodity Manufacturing Center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the nine months ended September 30, 2001 as compared to $454 earned during the same period in 2000. Management does not expect to earn any significant interest during the balance of 2001. Interest expense decreased by $15,883, due to the ongoing repayment of capital lease obligations.

The Company incurred a net loss of $(59,672) for the first nine months of 2001, a 94.69% improvement from the net loss of $(1,123,988) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

LIQUIDITY AND CAPITAL RESOURCES
The Company has working capital of $(342,038) at September 30, 2001. This amount is computed by subtracting current liabilities from current assets and represents an increase in working capital as compared to the second quarter 2001. Accounts payable and accrued expenses include certain liabilities which management believes will be settled for reduced amounts. Management additionally intends to avail itself of deferments on certain liabilities. The Company's current operations, before depreciation and after debt service, provide a positive cash flow. Management intends to continue to utilize this cash flow to eliminate its working capital deficit, complete its expansion of the facility and increase sales in the immediate term. Management believes that projected increases in sales will have a positive impact on cash flows from operations and will provide sufficient working capital for the next twelve months.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
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
SEPTEMBER 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues for the three months ended September 30, 2001 decreased to $853,240 as compared to $1,074,639 for the same period in 2000, a decrease of 20.60%. This decrease is predominately due to the Company's decreased focus on field services, which provide significantly lower profit margins. Recycling service revenue increased 30.97% to $822,173, up from $627,778 for the same period in 2000. which accounts for the significant increase in gross profit discussed below. This increase in recycling service revenue accounts for the material increases in gross profit discussed below. The Company attributes these increased revenues to the Company's recent aggressive investment in recycling service sales through KBF Environmental Services, Inc., and the expansion of the Company's Recycling and Commodity Manufacturing Center. Management expects this upward trend to continue.

Cost of operations for the three months ended September 30, 2001 decreased to 77.24% of revenues from 93.44% of revenues for the same period in 2000. This decrease is primarilary due to the favorable economies of scale associated with the Company's increased recycling services volume and reduced focus on field services. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 61.07% to $139,813 for the three months ended September 30, 2001, from $359,114 for the comparable period in 2000. This decrease is primarily due to the decreased office staff costs of approximately $14,000, decreased professional fees of approximately $30,000, decreased cash executive salaries of approximately $17,000, decreased shareholder related costs of approximately $32,000, decreased employment agency fees of approximately $51,000 decreased bad debts of approximately $46,000, decreased costs related to prior periods of approximately $25,000 and other expenses of approximately $4,000. The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (continued)

Selling expenses decreased by 38.7%, or approximately $53,000, to $41,573 for the three months ended September 30, 2001, as compared to $94,494 for the comparable period in 2000. This decrease is due to the decline in employed sales personnel and certain related miscellaneous selling expenses in conjunction with the company's current marketing stratigies . The Company expects a modest increase in selling costs during the balance of 2001, due to its ongoing sales and marketing efforts related to the expansion of its Recycling and Commodity Manufacturing Center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the three months ended September 30, 2001 as compared to $72 earned during the same period in 2000. Management does not expect to earn any significant interest during the balance of 2001. Interest expense decreased by $2,093, due to the ongoing repayment of capital lease obligations.

The Company produced net income of $1,240 for the three months ended September 30, 2001, a 100.31% improvement from the net loss of $(399,848) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule
(b) Reports on Form 8-K for the nine months ended September 30, 2001.
There were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
Dated: November 14, 2001	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: November 14, 2001	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

Exhibit 15

IRVING HANDEL & CO.
Certified Public Accountants
112 Irving Place
Woodmere, NY 11598

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of September 30, 2001 and the related combined statements of income and cash flows for the nine and three-month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the company's management.

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

IRVING HANDEL & CO.

Date: November 13, 2001

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
SEPTEMBER 30, 2001
EXHIBIT 27
FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated September 30, 2001 and is qualified in its entirety by reference to such financial statements.
Period-Type	9 months
Fiscal-Year End	Dec 31-2001
Period-End	September 30 -2001
Cash	7,736
Securities	0
Receivables	605,635
Allowances	(29,977)
Inventory	8,856
Current-Assets	852,680
PP&E	7,303,782
Depreciation	(2,656,418)
Total Assets	5,932,945
Current Liabilities	1,194,718
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	877
Other-SE	3,004,081
Total-Liability and Equity	5,932,945
Sales	2,357,322
Total Revenues	2,357,322
CGS	1,817,697
Total	1,817,697
Other Expenses	582,124
Loss Provision	0
Interest-Expense	25,116
Income-Pre tax	(68,477)
Income-Tax	431
Income-Continuing	(68,046)
Discontinued	0
Extraordinary	0
Changes	(8,374)
Net Income	(59,672)
EPS-Primary	(.01)
EPS - Diluted	(.01)