Form 10KSB
period 2001-12-31
KBF POLLUTION MANAGEMENT INC
filed 2002-04-02
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

State issuer's revenues for its most recent fiscal year:  $3,278,592.

The number of outstanding shares of common stock as of December 31, 2002 was: 145,773,966, which includes 49,955,215 options that have been exercised under the Registrant's option note plan but not yet paid. The number of outstanding shares of common stock as of March 29, 2002 was: 158,430,216, which includes 49,955,215 options that have been exercised under the Registrant's option note plan but not yet paid. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2002 was $8,631,879.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

The environmental industry has evolved over the past three decades to address the industrial waste problems that the modern economy has caused. During most of this time the focus of industrial waste management has been on cost efficient risk aversion - a policy in which costs are balanced against the minimization of environmental harm, the traditional perspective being that there is always an adverse economic trade-off associated with environmental compliance. KBF Pollution Management, Inc. (the "Company") was founded to address the flaw in this perspective, the Company's founders realizing that the economic factors could in fact drive the environmental factors.

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

Recognizing that hazardous industrial wastes were valuable resources from which vast commodities could be reclaimed, the Company's founders set out to develop and refine a cost efficient industrial resource recovery technology to mine these resources and prevent the release of hazardous chemicals into the environment through selective separation at their source.. The Company's patented Selective Separation Technology™ ("SST™") (U.S. Pat. Nos.: 5,753,125; 5,908,559; 6,254,782) and other patent-pending and proprietary resource recovery technologies are the result of this effort. The Company today is evolving the standard of environmental service with these technologies and the Company's new flagship Recycling and Commodity Manufacturing Center - a facility designed for the large-scale provision of a broad array of recycling services based on SST™ that is capable of processing more than 15,000,000 gallons and 50,000 tons of liquid and solid hazardous industrial wastes per year. There, innovative chemical and physical processes engineered for high process, reaction and cost efficiency are used to extract hazards from within industrial waste for reuse as raw materials in the Company's refining and manufacturing processes on a large-scale.

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

The economics of recycling become even more compelling when liability insurance and taxation are taken into account. Generators of hazardous industrial waste are liable for the safe and compliant handling of their waste. This is true even after a service provider is paid to remove and manage the waste for the generator. This liability, known in the industry as the 'Cradle-to-Grave' liability is joint, strict, several and perpetual, and essentially holds a generator liable for any environmental harm caused by their waste as long as that waste or any of its hazardous by-products exists in the environment (as in the case of landfill disposal). Recycling hazardous industrial waste with SST™ eliminates this liability, indemnifies generators against their future risks and qualifies them for potent exemptions from federal and state waste generation taxes. These savings translate to a powerful competitive edge.

The scalability of these economics and the very real benefits of recycling are the core drivers of the Company's growth today. With its technologies supplemented by a seasoned operational management team and large-scale production and distribution infrastructure, the Company is positioning its services to set a new standard for environmental service.

COMPANY BACKGROUND

The Company, a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and nonhazardous metal bearing wastes. Much of the Company's efforts in the years subsequent to its founding

ITEM 1. DESCRIPTION OF BUSINESS (continued)

COMPANY BACKGROUND (continued)

were focused on the research, development and implementation of innovative technologies for the recycling of hazardous wastes. During this time the Company developed a strong local following for its services, the revenues from which were eventually leveraged into the Company's present growth initiatives - initiatives premised on safe, compliant and profitable infrastructure development and service distribution. The Company's long-term plans are to become the nation's premier recycling service provider by building and operating centralized recycling and commodity manufacturing facilities in key demographic regions, supported by a web of full service transfer and distribution centers.

In 1998, the Company began construction and operations in its first large-scale recycling and commodity manufacturing center in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. ("AMRC"), a wholly owned subsidiary of the Company. The Company invested aggressively in this facility through 1999 and 2000 while AMRC's recycling of liquid wastes and solid wastes continued.

In May 2000, after having largely completed its several million-dollar investment in process infrastructure, the Company executed a service distribution joint venture agreement with R.M. Jones & Company, Inc. ("R.M. Jones"), a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement resulted in a greatly increased recycling service volume for AMRC in 2000 and 2001. In June 2001, the Company executed a similar agreement with Ecoflo, Inc., a Greensboro, North Carolina based environmental services provider. Several similar agreements are in currently in various stages of negotiation.

The New England and Northeastern regional markets generate roughly 50 million tons of recyclable liquid and solid industrial wastes annually. The Company's facility, unique in North America, is designed for annual service capacity of 50,000 tons of solid waste and 15 million gallons of liquid waste. During 1999, 2000 and 2001, the facility processed approximately 1.6, 2.0 and 2.4 million gallons of liquid waste, respectively, and less than 1,000, 5,000 and 9,000 tons of solid waste, respectively.

MARKET OVERVIEW

Most chemical wastes generated in the United States by industrial processes have been handled onsite at the generators' facilities. Over the past 30 years, increased public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to fedral, state and local regulation of chemical waste management activities. The statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"), and are primarily administered by the federal Environmental Protection Agency ("EPA"). This body of laws and regulations by federal and state environmental regulatory agencies impose stringent standards for the management of chemical wastes and provide penalties for violators, as well as continuing liability by generators and others for past disposal and environmental degradation. As a result of the increased liability exposure associated with chemical waste management activities and a corresponding decrease in the availability of insurance and significant cost increases in administering compliance and facility capital improvements, many generators of chemical wastes have found it uneconomical to maintain their own treatment and disposal facilities or to develop and maintain the technical expertise necessary to assure regulatory compliance. Accordingly, many generators have sought to have their chemical wastes managed by firms that possess both the appropriate treatment and disposal facilities, as well as the expertise and financial resources necessary to attain and maintain compliance with applicable environmental regulatory requirements. At the same time, governmental regulation has resulted in a

ITEM 1. DESCRIPTION OF BUSINESS (continued)

MARKET OVERVIEW (continued)

reduction of the number of facilities available for chemical waste treatment, storage or disposal, as many facilities have been unable to meet the strict standards imposed by RCRA or other laws.

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

The environmental services industry is driven by four equally critical interrelated factors: Regulation, Liability, Service and Price. First and foremost, the market is driven by federal and state regulations governing the safe handling of materials hazardous to human health and the environment. These regulations are premised on the minimization of the risks of harm that may arise from the point wastes are generated (their 'cradle' in industry vernacular) to the point the wastes are ultimately disposed (their 'grave'). The regulations contain potent exemptions for preventing and eliminating risks of harm through recycling and reuse. These exemptions are based on the fact that in recycling and reuse situations, particularly for the Company, hazardous materials cease to exist in the environment, and are no longer considered hazardous because their chemical and/or physical state has been altered. By contrast, in disposal situations hazards merely lie dormant where they may one day impact human health or the environment. The significance of the recycling exemptions is three-fold: (a) they create the regulatory structure within which the Company operates, (b) they enable the Company's customers ('generators') to receive exemptions from federal and state waste generation taxes and (c) they allow generators to reduce the administrative and logistical costs associated with disposal. Extensive sanctions and penalties apply to any entity (generator, transporter, distributor or destination) that does not manage hazardous wastes in a manner compliant with applicable federal and state regulations.

The potential for future harm associated with disposal or incineration creates the potential for future liability. Generators of hazardous wastes are strictly, jointly, severally and perpetually liable for any damage or harm caused by their wastes, regardless of whether or not a third party disposed of the generator's waste in a landfill. This liability is known as the 'cradle-to-grave' liability, and is a powerful driver because harm to human health and the environment can be very expensive, and the Company can eliminate this liability and potential long-term exposure for the generator. Liability serves to create an industry-wide preference among generators to recycle or reuse their wastes if technically and economically viable.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

MARKET OVERVIEW (continued)

Generators today expect their environmental service provider to have the capability of servicing all of their needs - recycling and disposal - in a safe manner, fully compliant with applicable federal and state regulations. In a geography populated by distributors with little to no service or price differentiation, the smallest slip in complying with regulatory protocols can result in the permanent loss of a customer, and a good safety and compliance record is often a precondition to making the initial sale. Service differentiation in the form of recycling is the best means of customer attraction currently available, but safe and compliant execution is necessary to customer retention.

For many generators, the bottom line is the beginning and end of the purchasing process, which, in the final analysis, means that price is the threshold driver. There is little room for price differentiation in regions populated solely by distributors. While larger distributors enjoy greater economies of scale and therefore have greater price point flexibility, price advantage is typically defined by the extent to which a distributor is willing to decrease their profit margin to make a sale. Destinations, such as the Company's New Jersey facility, enjoy inherent price advantages in their regional geography on the basis of the reduced cost structure associated with centralized processing. The Company has a further price advantage because generators who recycle their wastes can qualify for significant tax exemptions that have a net depreciative effect on the generator's gross costs. This gives the Company the ability to charge premiums on recycling services and at the same time be more competitive than a disposal or incineration option.

COMPETITION

The hazardous waste industry is best characterized today as being fragmented. Service quality and type differs from region to region and pricing accordingly is subject to extreme variance from region to region. The Company's principal competition takes the form of disposal in landfill or incineration in general. While there are many companies that provide waste management services (some of which are of considerable size) no single company holds what the Company's Management feels to be a dominant position with significant competitive advantage or a focused suite of core competencies.

Companies of moderate to very small size exist that offer distinct regional services that, to a small extent, compete with the Company's recycling services. No single company, however, offers as diverse an array of services and the capability to process as many waste streams as the Company. The Company's unique, patented and proprietary technologies, in conjunction with its unique large-scale process infrastructure, make possible the ready ability to recycle more waste streams than any other recycling service provider. This technological process capability is viewed by Management as its core competitive advantage.

CUSTOMERS

The Company's recycling and commodity manufacturing infrastructure gives the Company the ready capability of servicing industrial clients across many sectors of industry on a much broader scale than any other environmental service provider today. The Company has in excess of two thousand active customers, with many thousand different industrial wastes. Representative companies serviced by the Company include: Circuit-Wise, Inc., Gould Electronics, Macdermid Corporation, Moen, National Chromium, Pamarco, Piconics, OSRAM Sylvania, Sanmina, Sartomer, SPI Polyols, Sturm Ruger & Company, Inc., Titeflex Corporation, Tyco Companies, USR Optonix, a division of Mitsubishi Chemical, and Watts Regulator.

PATENTS AND PROPRIETARY INFORMATION

The Company's patented 'Selective Separation Technology' (U.S. Pat. Nos.: 5,753,125; 5,908,559; 6,254,782) and other patent-pending and proprietary Resource Recovery Technologies separate, remove and recover a wide range of metals from liquid and solid wastes as well as other production and

ITEM 1. DESCRIPTION OF BUSINESS (continued)

PATENTS AND PROPRIETARY INFORMATION (continued)

manufacturing media. Through resource recovery, the Company's technologies recycle metals, both hazardous and non-hazardous, in their elemental state at highly competitive prices. Wastes managed with the Company's technologies become products that are comparable and superior to the quality of virgin ore material extracted from the ground. Use of the Company's technologies eliminates the federally mandated 'cradle-to-grave' liability for which a waste generator would otherwise remain perpetually liable. The Company's technologies apply to manufacturing, industrial and municipal waste processes that contain metals or otherwise produce a metal bearing waste by-product. The Company has many other patent-pending and proprietary resource recovery technologies and processes. The Company is able to utilize these technologies in its operations pursuant to a license agreement (executed and ratified by the shareholders of the Company in 1997) between Mr. Lawrence M. Kreisler, co-founder, Chief Executive Officer and Chairman of the Company. For more information, SST™ technical specifications are available online in the Technology section of the Company's corporate internet site at www.kbf-pmi.com.

ECONOMY OF SCALE: THE PROFITABILITY OF RECYCLING

The Company's New Jersey facility attained its break-even revenue benchmark (before depreciation and taxes) in December 2000. Powerful economies of scale take effect beyond this point as revenues appreciate beyond the Company's fixed and variable costs. The economics of recycling are driven in part by centralized operations, taking advantage of associated logistical and production efficiencies. The Company's recycling service revenues for 2001 were up more than 25% over 2000, and were in excess of 60% greater in 2000 than in 1999, and the associated gross profit increased by more than 15% in 2001 over 2000. Management is confident that these increases are not irregular occurrences, but rather evidence of a long-term trend that Management expects to continue for the foreseeable future.

SIGNIFICANT DEVELOPMENT: ACQUISITION OF DIVISION OF R.M. JONES & CO., INC.

On December 19, 2001, the Company announced its execution of a non-binding letter of intent with R.M. Jones, pursuant to which, and subject to satisfaction of certain conditions including the completion of due diligence and execution of a definitive agreement between the companies, the Company would acquire the environmental services division of R.M. Jones. KBF has secured a commitment for $1,500,000 in debt financing for the acquisition from a commercial lender with the guarantee of the New Jersey Economic Development Authority and the personal guarantee of KBF's Chairman and Chief Executive Officer, Lawrence M. Kreisler.

R.M. Jones was founded in 1962, and has been providing hazardous waste management services to clients throughout New England since 1980. The environmental services division of R.M. Jones currently has several hundred active customers with over five thousand different industrial wastes. In 1998, R.M. Jones acquired a 50% stake in a Part B permitted treatment, storage and transfer facility in Lowell, Massachusetts and, in March 2002, acquired the remaining 50% interest in this facility. This facility is one of only seven such facilities in New England and managed well over thirty thousand containers of hazardous industrial waste in calendar year 2000. It was the only facility in New England to receive the Environmental Information Ltd. award for perfect regulatory compliance in 1999 and 2000, and is expected to receive this award again for 2001. The acquisition will include R.M. Jones' interest in this facility. R.M. Jones' environmental services division generated more than $13 million in revenue in 2001. The Company is targeting the consolidated organization to generate $18 million in sales in the first year after the acquisition, and expects revenue growth at a rate in excess of 20% per year for at least the next three years once the acquisition is completed. The Company projects revenues exceeding $25 million within two years in the absence of additional acquisitions. The Company has yet to execute a definitive agreement with R.M. Jones, but expects to complete the acquisition in the second quarter 2002 or early third quarter 2002 depending on the timing of completion of certain transactional issues.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

SIGNIFICANT DEVELOPMENT: MATERIAL CONTRACT

On December 12, 2001, the Company reported its execution of a seven year recycling services agreement valued in excess of $21,000,000 with a domestic distributor of industrial by-products. Under the terms of the agreement the Company will provide an array of recycling services worth an estimated $3,000,000 annually. The agreement requires that the identity of the distributor remain confidential for competitive reasons. The agreement provides for the distribution of various by-products to the Company's facility for recycling with the Company's recycling technologies and the sale of any products recovered by the Company. Full-scale production as contemplated by the agreement is expected to begin in the 3rd Quarter 2002. Revenues realized under the agreement will be dependent upon fluctuations in certain relevant commodity valuations. Based on the targeted volumes to be distributed under the agreement, and the Company's experience, the agreement is estimated to range in annual value from $2,250,000 at the minimum anticipated levels of production, to $4,750,000 at full production.

PROCESS INFRASTRUCTURE.

Since commencement of construction in January 1998, the Company has invested in excess of $3.5 million dollars in the construction of its process infrastructure. The Company's process infrastructure includes a wastewater treatment operation, a solids drying operation and a physical reaction operation. The wastewater treatment operation has been designed to efficiently implement SST™ for a very broad array of inorganic liquid wastes. At this stage, commodities are prepared and extracted from incoming liquids. The extracted commodities are then routed to the solids drying operation, which is also the first stage of processing for direct incoming solids. After drying and physical reaction, the commodities are in the form of dense metallic ore powders. The physiochemical state of these ore powders is then altered to dramatically increase their commodity valuation. For more information, a virtual tour is available online in the Generator Resources section of the Company's corporate internet site at www.kbf-pmi.com.

ELECTRONIC COMMERCE: TSDONLINE.COM.

The Company utilizes TSDonline.com, the nation's first internet-based environmental services provider with an established bricks-and-mortar distribution infrastructure, and the only online service in the industry that is not based on an auction-model but rather allows generators to receive instantaneous online quotations. TSDonline has been developed to enable the Company and its customers to leverage the efficiencies of the internet to reduce regulatory and administrative costs and streamline productivity. The Company is targeting to reduce its regulatory and administrative costs and increase net profit margins through TSDonline.com. TSDonline.com's beta site can be accessed at www.tsdonline.com.

SUBSIDIARIES AND DIVISIONS

On May 6, 1997, the Company formed three corporations: Gryphon Industries, Inc., New World Recycling, Inc. ("New World") (formerly AMR, Inc.) and American Metals Recovery, Corp. pursuant to the laws of the State of Nevada. American Metals Recovery, Corp. was activated in December 1997 to operate the New Jersey facility as discussed above. New World was activated in late 1998 for the purpose of an expansion project. As of the date hereof, only Gryphon Industries, Inc. remains inactive, no stock has been issued and remains available for future use. KBF Environmental Services, Inc. ("KBFES") was organized in conjunction with a joint venture agreement signed on May 6, 2000, between the Company and R.M. Jones, owned 80% by the Company and 20% by R.M. Jones. KBFES provided revenue for the Company utilizing the existing sales force of both R.M. Jones and the Company. The agreement provides for the issuance of 5 million stock options to R.M. Jones, to be granted upon completion of performancebased benchmarks. KBFES ceased operations on December 31, 2001 and will be dissolved in the near term in anticipation of the Company's acquisition of the environmental services division of R.M. Jones, however the Company's joint venture agreement with R.M. Jones will continue to operate as a division of the Company.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

TRANSPORTATION SERVICES

Logistics such as transportation and inventory control are critical to the Company's operations. To assist the Company in its management of its logistics, the Company uses the services of Metal Recovery Transportation, Corp. ("MRTC"). Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company, is the president and sole shareholder of MRTC (see "Certain Relationships and Related Transactions") and personally solely financed the acquisition of MRTC's fleet at a time when the Company was unable to do so. MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters, however, the Company also utilizes other unaffiliated licensed transport companies to supplement MRTC's capabilities. Mr. Lawrence Kreisler receives no salary or other distribution from MRTC.

CORPORATE RESTRUCTURING PLAN

In January 2000, the Company began implementing its Corporate Restructuring Plan with the principal objective of restructuring the Company into a full service environmental services company with the ability to scale significantly beyond the Company's current operations. Primary targets of the plan include the acquisition of several qualified environmental services companies and investment in continued vertical integration of the Company's process capabilities. Under the Plan the Company will aggressively seek to acquire and/or enter into strategic alliances and joint ventures with related companies, in the process securing additional experienced management, talented sales personnel, additional infrastructure and the means to maximize the distribution of the Company's existing and anticipated new services.

SHARE REPURCHASE PLAN

In 2000, the Company enacted a Share Repurchase Plan, further to which the Company plans to commit at least five percent of its recycling net pre-tax revenues and at least thirty-three percent of option exercise proceeds towards repurchases over the next five years as the Company satisfies certain financial performance thresholds discussed below. Under the Repurchase Plan, the stock may be purchased in the open market, by block purchase, or by privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Shares repurchased will be held in the treasury for general corporate purposes or retired. The first stock repurchases under the Repurchase Plan occurred early in 2000, and further purchases are planned as revenues increase and with the Company's realization of sustainable profitability in the Company's Paterson, New Jersey facility. The Company is presently seeking financing to support and accelerate purchases under the Repurchase Plan.

OPTION NOTE PLAN

In May 2001, the Company implemented an Option Note Exercise Plan to allow for the exercise of employee and qualified consultant options by payment of an interest-bearing note. Employees that elect to participate in this plan must voluntarily retire five percent (5%) of the total number of options exercised and agree to a oneyear lock-up of the exercised shares. Shares exercised under this plan may only be released on a pro-rated basis as the relevant option note is satisfied.

EMPLOYEES

The Company currently has forty full-time employees. In addition to its five executive officers, the company employs a staff attorney, sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of the Company's employees and the Company considers its relations with its employees satisfactory.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

LIABILITY INSURANCE

The Company maintains pollution liability insurance in the amount of $1,000,000 per incident and $2,000,000 in aggregate covering the premises, and vehicle liability insurance in the amount of $5,000,000. To date, the Company has not experienced any material liability claims.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses totaled $114,697 in 2000 and $57,700 in 2001.

ITEM 2. DESCRIPTION OF PROPERTY

On December 1, 1997, the Company relocated its corporate offices, laboratory and operational facility to a leased 60,000 square foot building in Paterson, New Jersey. The lease terms, which include a purchase option, are for $1,218,600 base rent to be paid monthly over six years commencing December 1997. Currently, all of the Company's waste recovery operations are conducted from this facility. The Company is presently seeking financing for acquisition of this property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings, but is involved in various collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

Period	High	Low

2001 First Quarter	0.11	0.08
2001 Second Quarter	0.13	0.05
2001 Third Quarter	0.08	0.03
2001 Fourth Quarter	0.24	0.03
2000 First Quarter	0.56	0.18
2000 Second Quarter	0.50	0.23
2000 Third Quarter	0.27	0.16
2000 Fourth Quarter	0.17	0.065
Title of Class	Approximate Number of Holders of Record as of March 29, 2001

Common Stock, 0.00001 par value	2,260

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2000, the Company offered 5,519,669 shares of common stock at an average price of $0.19 per share. There were no offerings during 2001. These offerings were made pursuant to an exemption from registration under Section 4(2). There were no underwriters used in connection with these offerings and the Company retained the entirety of these proceeds.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

December 31, 2001 as Compared to the Year Ended
December 31, 2000

Total revenues for the year ended December 31, 2001 were $3,278,592 as compared to $3,163,307 for the same period in 2000, corresponding to an increase of 3.65%. Earnings before interest, taxes, depreciation and amortization for the year ended December 31, 2001 were $113,690 as compared to $(1,246,318) for the same period in 2000, corresponding to an increase of 109%. The modest increase in total revenue is predominately due to the Company's decreased focus on field services as opposed to recycling (or, facilitybased) services, which provide for substantially greater profit margins. Recycling service revenue increased 25.19% to $3,164,005, from $2,527,394 for the same period in 2000. Field service revenue decreased from $635,913 in 2000 to $114,587 in 2001. The increase in recycling service revenue accounts for the material increases in gross profit discussed below. The Company attributes these increased revenues to the Company's recent aggressive investment in recycling service sales and the expansion of the Company's Recycling and Commodity Manufacturing Center. Management expects this upward trend to continue.

Trade accounts receivable on December 31, 2001 were $589,317. These receivables are reduced by an allowance for bad debts in the amount of $29,465, which, based upon the Company's collection history, management believes is adequate. Trade accounts receivable has increased 2.93% as compared to December 31, 2000. Current trade accounts receivable are aged as follows:

0-30 days	$224,336
30-60 days	139,594
60-90 days	98,368
90+ days	127,019

Total	$589,317

Cost of operations for the year ended December 31, 2001 decreased to 77.04% of revenues from 90.48% of revenues for the same period in 2000. This decrease is primarily due to the favorable economies of scale

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

associated with the Company's increased recycling services volume and reduced revenue from field services work, which provides significantly lower profit margins. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses decreased by 49.29% to $773,554 for the year ended December 31, 2001, from $1,525,309 for the comparable period in 2000. This decrease is primarily due to the decreased office staff costs of approximately $60,000, decreased professional fees of approximately $122,000, decreased executive cash salaries of approximately $146,000, decreased shareholder related costs of approximately $35,000, decreased employment agency fees and other expenses of approximately $72,000, decreased bad debts of approximately $160,000, decreased office expenses of approximately of $12,000, decreased costs related to payroll taxes and fringes of approximately $30,000, decreased costs related to prior periods adjusted in the current period of approximately $106,000, the non-recurrence of administrative permit fees of approximately $15,000 and other miscellaneous cost reductions of approximately $43,000, offset by an option valuation charge of approximately $50,000 in 2001, absent in 2000 . The Company expects general and administrative costs to increase in future periods with the reinstatement of certain executive salaries and anticipated new hires.

Selling expenses decreased by 36.25%, or approximately $104,000, to $182,802 for the year ended December 31, 2001, as compared to $286,910 for the comparable period in 2000. This decrease is due to the decline in employed salesman and certain related miscellaneous selling expenses in conjunction with the company's current marketing strategies. The Company expects a modest increase in selling costs during 2002, due to its ongoing sales and marketing efforts related to the expansion of its recycling and commodity manufacturing center and the activities of KBF Environmental Services, Inc.

Interest income decreased to zero for the year ended December 31, 2001 as compared to $509 earned during the same period in 2000. Management does not expect to earn any significant interest during the 2002. Interest expense decreased by $17,734, due to the ongoing repayment of capital lease obligations. Management anticipates an increase in interest expense in 2002 due to the financing of additional equipment.

The Company incurred a net loss of $(276,752) during 2001, an 81.17% improvement from the net loss of $(1,575,683) for the same period in 2000. This improvement is largely attributable to the increased revenues and decreased costs described above.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

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

Research and development decreased by 47% to $114,697 in 2000 as compared to $220,539 during 1999. The research and development expenses relate to the Company's development of methodology to be used by New World upon commencement of operations of its expansion project. Interest expense increased by 122% to $49,964 in 2000 as compared to $22,466 during 1999. This increase is due to equipment acquired under capital leases during the latter part of 1999 and 2000.

The Company incurred a net loss of $1,575,683 for the year ended December 31, 2000 as compared to a net loss of $1,397,479 for the same period in 1999. This loss is due to the increases in costs discussed above. Management believes that the continued focus on sales, coupled with the completion of the Company's expansion project and the continued growth efforts being undertaken by Management, will result in increased volume and decreased cost. Increased volume, coupled with the decreased cost of operations and decreased general and administrative expenses, described above, will have a significant positive impact on the Company's net income during future periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(228,375) at December 31, 2001. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include $192,039 of liabilities, which the Company expects will be converted to equity through payment in common stock and option exercises. Management additionally intends to avail itself of deferments on certain liabilities. These modifications adjust the working capital to a slightly positive position.

The Company's current operations, before depreciation and after debt service, provide a positive cash flow. Management intends to continue to utilize this cash flow to improve its working capital position, complete its expansion of the facility and increase sales in the immediate term. Management believes that projected increases in sales will have a positive impact on cash flows from operations and will provide sufficient working capital for the next twelve months.

CERTAIN EVENTS

The Company is not party to any material legal disputes. The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 7. SELECTED FINANCIAL DATA

The selected financial data pertaining to the financial condition and operations of the Company for the years ended December 31, 2001 and 2000 has been obtained from the Company's financial statements. The financial statements for the year ended December 31, 2001 and December 31, 2000 were audited by Irving Handel & Co., Independent Auditor. The prices listed below may not reflect actual transactions. The information set forth below should be read in conjunction with such financial statements and the notes thereto.

	Year Ended December 31
	2001	2000

SUMMARY OF OPERATIONS:	(in 000's, except per share data)
Net Revenues	3,279	3,163
Net Income	(277)	(1,575)
Earnings per Share	(0.01)	(0.02)
SUMMARY OF BALANCE SHEET:
Current Assets	907	817
Current Liabilities	1,136	1,137
Working Capital	(229)	(320)
Total Assets	6,251	5,979
Total Long-term Debt	1,728	1,741
Total Liabilities	2,864	2,878
Stockholders' Equity	3,387	3,064

ITEM 7. SELECTED FINANCIAL DATA (continued)

The following financial statements are attached hereto:

i)          Balance Sheets: December 31, 2001 & December 31, 2000
ii)         Statements of Income Years Ended: December 31, 2001 & December 31, 2000
iii)        Statements of Stockholders' Equity: January 1, 2000 to December 31, 2001
iv)        Statements of Cash Flow Years Ended: December 31, 2001 & December 31, 2000
v)         Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

NONE.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

IDENTIFICATION OF DIRECTORS

Name	Age	Period Served as Director	Capacities in which currently serving

Lawrence M. Kreisler	55	Since 1984	Chairman, Chief Executive Officer
Kathi A. Kreisler	50	Since 1984	Vice President, Secretary, Treasurer
Kevin E. Kreisler	29	Since July 1998	President
James L. Sonageri	45	Since January 2000	Senior Vice President, General Counsel
Stephen Lewen	49	Since January 1998	Director
James Green	48	Since May 2000	Senior Vice President

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

Kevin Kreisler, president of the Company, served as vice president from January 1998 to February 2000 and director since July 1998. With over twelve years of experience in the industry, Mr. K. Kreisler is charged with implementation of the Company's growth initiatives. Mr. Kreisler has continuously worked for the Company in various capacities since 1990. He has also worked as a law clerk for several law firms and clinics during his tenure at law school (September 1995 to December 1997). Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. He is the son of Lawrence Kreisler, Chief Executive Officer and Chairman of the Board of the Company, and Kathi Kreisler, a Vice President, Secretary, Treasurer and director of the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

IDENTIFICATION OF DIRECTORS (continued)

Dr. Stephen Lewen has been a physician, and a member of Suffolk Opthamology Associates, P.C. in Bayshore, New York. Dr. Lewen is a graduate of Cornell University, Columbia University and Chicago Medical School.

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

James Green, senior vice president of the Company, is the vice president of R.M. Jones. Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, the largest privately held environmental company in the U.S, where he was responsible for over eight hundred employees in all aspects of sales and operations. Prior to his employ with Heritage, he was a vice president for Laidlaw, Inc., where he was responsible for twenty-four operations in North America with over fifteen hundred employees and $175 million in revenue. He has also served as president of North East Solvents, where he grew an extremely profitable $40 million company from sales of $4 million within four years. Under Mr. Green's management, R.M. Jones' sales have grown more than 350% in five years, from $3.6 million to more than $13 million, with profits growing from break-even to consistent earnings in excess of five hundred thousand dollars per year.

The Directors of the Company are elected at the annual meeting of stockholders, and serve until completion of their term. The Company's executive officers are appointed by and serve at the discretion of the Board of Directors, subject to the terms and conditions of the employment agreements described below. There are no arrangements or understandings between any of the Directors of the Company and any other person pursuant to which such person was selected as a Director of the Company.

At the December 2001 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 2002: Lawrence M. Kreisler, for a three year term, Kathi Kreisler, for a two year term, Kevin Kreisler, for a three year term, Steven Lewen, for a two year term, James L. Sonageri, for a one year term, and James Green, for a one year term. In February 2002, Mr. Sonageri resigned from the Board of Directors of the Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

IDENTIFICATION OF EXECUTIVE OFFICERS

Name	Age	Capacities in which currently serving

Lawrence M. Kreisler	55	Chairman, Chief Executive Officer
Kathi A. Kreisler	50	Vice President, Secretary, Treasurer
Kevin E. Kreisler	29	President
James L. Sonageri	45	Senior Vice President, General Counsel
James Green	48	Senior Vice President

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal years ended December 31, 2001 and 2000 to or on behalf of the Company's President and the other named executive officers of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation	All Other Compensation

		Salary	Bonus	Other Annual Compensation	Awards, Options, SARs

Lawrence M. Kreisler, CEO	2000	168,300	-	4,920	100,000	-
	2001	22,512	-	4,913	6,167,925	-
Kathi A. Kreisler, Sr. Vice President	2000	81,600	-	5,195	1,218,751	-
	2001	31,872	-	4,656	2,211,938	-
Kevin E. Kreisler, President	2000	46,635	-	15,717	100,000	-
	2001	0	-	924	2,819,999	-
James L. Sonageri, Sr. Vice President, General Counsel	2000	10,400	-	-	2,213,125	-
	2001	52,000	-	-	-	-
James Green, Sr. Vice President	2000	-	-	-	50,000	-
	2001	-	-	-	120,000	-

There were stock options granted to the named executive officers during 2001 and 2000. Some of the named executive officers additionally exercised options in 2001 pursuant to the terms of the Company's Option Note Exercise Plan (See "Stock Options" for further information).

The following table sets forth information concerning option exercises and option holdings for the fiscal years ended December 31, 2001 and 2000 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value (1)	Securities Underlying Unexercised Options		Value of In-the-money Options (2)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence M. Kreisler	12,360,668	(3)	-	-	-	-
Kathi A. Kreisler	8,824,305	(4)	-	-	-	-
Kevin E. Kreisler	16,361,045	(5)	-	-	-	-
James L. Sonageri	4,007,219	(6)	-	-	-	-
James Green	0	N/A	170,000	-	14,450	-

ITEM 10. EXECUTIVE COMPENSATION (continued)

Notes to table regarding option exercises and option holdings for the fiscal years ended December 31, 2001 and 2000 with respect to the Company's named executive officers:

1. Realized market price at fiscal year end less exercise price.

2. Market price of shares at fiscal year end less exercise price.

3. Shares acquired upon exercise include 12,160,668 options exercised under the Company's Option Note Plan. Under the terms of the Plan these shares are locked-up for twelve (12) months. The total value on December 31, 2001 of options exercised was $866,343 (using market value on March 29, 2002, the value was $1,096).

4. Shares acquired upon exercise include 8,624,305 options exercised under the Company's Option Note Plan. Under the terms of the Plan these shares are locked-up for twelve (12) months. The total value on December 31, 2001 of options exercised was $585,078 (using market value on March 29, 2002, the value was $120,866).

5. Shares acquired upon exercise include 14,661,225 (of which 10,025,000 are not vested) options exercised under the Company's Option Note Plan. Under the terms of the Plan these shares are locked-up for twelve (12) months. The total value on December 31, 2001 of options exercised was $1,100,684 (using market value on March 29, 2002, the value was $(44,589)).

6. Shares acquired upon exercise are 4,007,219 options exercised under the Company's Option Note Plan. Under the terms of the Plan these shares are locked-up for twelve (12) months. The total value on December 31, 2001 of options exercised was $340,614 (using market value on March 29, 2002, the value was $60,109).

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan. Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Mr. Kreisler received options, as described above, in lieu of a portion of his cash salary during 2001.

ITEM 10. EXECUTIVE COMPENSATION (continued)

EMPLOYMENT AGREEMENTS (continued)

The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of the agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan. Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Kathi Kreisler voluntarily lowered the amount of her 1997 salary to $3,500, her 1996 salary to $8,325, her 1995 salary to $2,153, her 1994 salary to $20,000 and deferred all 401(k) payments. Ms. Kreisler received options, as described above, in lieu of a portion of her cash salary during 2001.

The terms of the Mr. Kevin Kreisler's employment agreement for 1999 and 2000 included an annual base salary of $80,000 and $115,000, with an automatic 10% annual increase. Mr. Kevin Kreisler is entitled to reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. Mr. Kreisler received options, as described above, in lieu of a portion of his cash salary during 2001.

These employment agreements provide for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in 'Stock Options,' below.

The terms of Mr. Casuccio's employment agreement with the Company for 1999 and the first half of 2000 were a salary of $5,200 and the issuance of performance based stock options, as further described in ‘Stock Options', below. The agreement was terminated June 30, 2000.

The terms of Mr. Sonageri's employment agreement with the Company for 1999 and 2000 were an annual salary of $5,200 and $10,400, respectively, and the issuance of performance based stock options, as further described in Note 14 to the Financial Statements. The agreement for 2001 was negotiated on December 29, 2000 and calls for cash remuneration of $52,000 for 260 hours of service. The agreement also called for the revision of Mr. Sonageri options to contain a $0.065 exercise price, the market price of the Company's common stock on December 29, 2000. Mr. Sonageri may accept options instead of cash at the Company's option should his billable hours for 2001 exceed 260.

STOCK OPTIONS

Directors and Officers - 2001

During 2001, 2,819,909 options were granted to Kevin Kreisler (14% of the total amount issued in 2001), 6,167,925 options were granted to Larry Kreisler (32% of the total amount issued in 2001), and 2,211,923 options were granted to Kathi Kreisler (11% of the total amount issued in 2001), in lieu of salary and based upon the differential between the contractual salary and the amount paid in cash for services from January 1, 2001 through December 31, 2001. Mr. L. Kreisler, Ms. K. Kreisler and Mr. K. Kreisler's options are exercisable for a period of five years, at an exercise price equal to 110% of the market value at

ITEM 10. EXECUTIVE COMPENSATION (continued)

STOCK OPTIONS (continued)

Directors and Officers – 2001 (continued)

the grant date of December 29, 2000 ($0.0715 per share). 120,000 (1% of the total amount issued in 2001) options were granted to James Green as part of his compensation as senior vice president of the Company. Mr. Green's options are exercisable for a period of ten years, at an exercise price equal to the market value at the grant date of March 1, 2001 ($0.065 per share).

On March 1, 2001, the Company determined to revise the exercise price of all employee stock options to an exercise price either equivalent to or, in the case of members of the Kreisler family, 110% of the closing market price of KBF common stock on March 1, 2001, subject to the terms and conditions of the relevant employment agreements.

Directors and Officers - 2000

1,218,751 options were granted to Kevin Kreisler during 2000 (18% of the total amount issued in 2000) as reimbursement for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 2000 through December 31, 2000. Mr. K. Kreisler deferred all of his cash salary in 2000. The options are exercisable for a period of ten years at an exercise price equal to 110% of the market value at the grant date of December 29, 2000.

During 2000, 3,405,750 options were granted to the Company's general counsel and Chief Financial Officer for services rendered. Of these, 1,292,625 options were granted to the Company's Chief Financial Officer (19% of the total amount issued in 2000), in addition to $5,200 of cash salary, and 2,113,125 options were granted to the Company's general counsel (31% of the total amount issued in 2000), in addition to $10,400 of cash salary. The options are exercisable for a period of ten years at an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001.

On December 29, 2000 the Company negotiated an agreement with its general counsel for 2001. In conjunction with this agreement, all counsel's outstanding options were revised to contain an exercise price equal to the market value on that date. During 2000, 650,000 options were granted to the Company's Directors (10% of the total amount issued in 2000). 300,000 of these options were issued to members of the Kreisler family are exercisable over a period of five years, at an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001. The balance of the 2000 service options are exercisable over a period of ten years at an exercise price equivalent to the closing market price of the Company's common stock on March 1, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001, certain information concerning stock ownership by persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

Name and Address of Beneficial Holder or Identity of Group	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock

Lawrence M. Kreisler 14 Maria Drive Sparta, New Jersey 07871	10,291,661	10.74% (1) (2)
Kathi A. Kreisler 14 Maria Drive Sparta, New Jersey 07871	7,124,305	7.44% (1) (3)
Kevin E. Kreisler P.O. Box 1134 Sparta, New Jersey 07871	13,693,315	14.29% (4)
James L. Sonageri 2 Strawberry Lane Upper Saddle River, New Jersey 07458	4,072,219	4.25%
Stephen Lewen 10 Cabriolet Lane Melville, NY 11747	2,732,145	2.85%
James Green 461 Cooke Street Farmington, Connecticut 06032	170,000	0.18% (5)
All Officers and Directors as a group of seven persons	38,083,645	39.75%
Kreisler Family as a Group	38,004,334	39.66% (6)

1.     Mr. and Ms. Kreisler each disclaim beneficial ownership of the shares of common stock owned by the other.
2.     Does not include 2,500,000 shares transferred to Scott Kreisler, or 10,000,000 shares issued as a deposit toward the purchase of the intellectual property rights utilized by the Company.
3.     Does not include 1,500,000 transferred to Scott Kreisler.
4.     Does not include of 1,000,000 transferred to Scott Kreisler; 10,965,000 of these shares are not vested.
5.     Includes 170,000 shares of exercisable options for Common Stock.
6.     Includes stock held by Lawrence M. Kreisler, Kathi A. Kreisler, Kevin E. Kreisler and, as noted above, Scott Kreisler.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2001, the directors and officers of the Company timely filed any relevant transactions on Form 5. Mr. Lawrence M. Kreisler and Mr. Kevin Kreisler did not file transactions on Form 4 in 2001, but have corrected this with the timely filing of the relevant transactions on Form 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1996, a new company was formed to service the transportation needs of the Company. The new company, Metal Recovery Transportation Corp. ("MRTC") was financed solely by Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company at a time when the Company was unable to do so (See "Description of Business, Transportation Services"). MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. MRTC billed the company $480,870 and $566,675 in 2000 and 2001 respectively. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters and MRTC has operated at virtually break-even levels since inception. Mr. Lawrence Kreisler receives no salary or other distribution from MRTC. Management believes that the Company is benefiting from favorable pricing as compared to that which could be obtained from unrelated parties.

In November 1997, the Company executed a License Agreement with Lawrence Kreisler, Chairman and Chief Executive Officer of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's patent rights (See "Description of Business - Patents and Proprietary Information"). The Company may assign or sub-license the License. Mr. Kreisler is to receive a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has to be satisfied by the Company before the obligation to pay royalties begins. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

PART IV

Item 13.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

  The following financial statements are discussed in Part II, Item 7 and are attached hereto as Exhibit A:
    Balance Sheets
      December 31, 2001
      December 31, 2000
    Statements of Income Years Ended
      December 31, 2001
      December 31, 2000
    Statements of Stockholders' Equity
      January 1, 2000 to December 31, 2001.
    Statements of Cash Flow Years Ended
      December 31, 2001
      December 31, 2000
    Notes to Financial Statements
  Reports on Form 8-K.
    None.
  Exhibits.

Exhibit Number	Description

10.1 (1)	Employment Agreement between the Company and L. Kreisler dated 10/15/92
10.2 (1)	Employment Agreement between the Company and Ms. K. Kreisler dated 10/15/92
10.3 (1)	1998 Stock Option Plan
10.4 (3)	License Agreement as and between Lawrence M. Kreisler and the Company
27	Financial Data Schedule

(1)       Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 33-20954).
(2)       Incorporated by reference to the exhibit of the same title in the Registration Statement on Form S-8 (File No. 333-69011).
(3)       Incorporated by reference to the exhibit of the same title in the annual report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 33-20954).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
(Registrant)

By:	/S/ KEVIN E. KREISLER KEVIN E. KREISLER, President
Date:	April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ KEVIN E. KREISLER KEVIN E. KREISLER, President
Date:	April 1, 2002

KBF POLLUTION MANAGEMENT, INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND DECEMBER 31, 2000

TABLE OF CONTENTS

1.	Independent Auditors Report	3
2.	Balance Sheet	4
3.	Statement of Income	6
4.	Statement of Stockholders' Equity	7
5.	Statement of Cash Flows	8
6.	Notes to Financial Statements	10

Irving Handel & Co.	Tel: 516-295-9290
CERTIFIED PUBLIC ACCOUNTANTS	Fax 516-295-9298

INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders of KBF Pollution Management, Inc.:

            We have audited the accompanying balance sheet of KBF Pollution Management, Inc. as of December 31, 2000 and 2001, and the related statement of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KBF Pollution Management, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Irving Handel & Co.

March 27, 2002
Woodmere, NY 11598

KBF Pollution Management, Inc. & Subsidiaries
Balance Sheet

Assets

	12/31/01	12/31/00
CURRENT ASSETS:
Cash	$332,460	$54,447
Accounts Receivable (Net of Allowance for Doubtful Accounts of $34,011 and $28,744)	559,852	543,772
Other Receivables	170,740	158,630
Inventories	11,115	14,732
Prepaid Expendable Supplies	20,703	18,412
Other Prepaid Expenses	112,629	27,013
Total Current Assets	907,499	817,006
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation and Amortization of $1,685,944 and $2,064,948)	4,409,447	4,435,620
Leased Property under Capital Leases (Net of Accumulated Amortization of $312,970 and $314,201)	219,228	178,192
Non-Expendable Stock, Parts & Drums	156,955	152,083
Total Fixed Assets	4,785,630	4,765,895
OTHER ASSETS:
Security Deposits	59,924	57,484
License, Patents & Capitalized Permit Costs (Net of Accumulated Amortization of $2,000 and $6,167)	45,262	35,506
Deferred Financing Costs	365,209	236,402
Capitalized Permit Costs	87,128	66,969
Total Other Assets	557,523	396,361
TOTAL ASSETS	$6,250,652	$5,979,262

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Balance Sheet

Liabilities & Stockholders' Equity

	12/31/01	12/31/00
CURRENT LIABILITIES:
Accounts Payable – Trade	$595,245	$811,936
Accrued Expenses	137,493	168,532
Officer's Loans	192,039	0
Current Portion of Long-Term Debt	100,000	0
Current Portion of Capital Lease Obligations	111,097	156,716
Total Current Liabilities	1,135,874	1,137,184
LONG-TERM LIABILITIES:
Long-Term Debt - Net of Current	1,520,000	1,550,000
Capital Lease Obligation - Net of Current	208,086	191,374
Total Long-term Liabilities	1,728,086	1,741,374
MINORITY INTEREST:	0	36,074
STOCKHOLDERS' EQUITY:
Common Stock Par Value 0.00001 per Share 500,000,000 Shares Authorized
145,773,966 Total Outstanding 12/31/2001
(49,955,215) Not Fully Paid-Note14
95,818,751 Fully Paid shares	958
87,717,554 Outstanding 12/31/2000		877
   Capital in Excess of Par Value
(net of Notes Receivable-Note 14, $4,538,992, in 2001)
	10,394,131	9,775,397
Treasury Stock	(7,828)	(7,828)
Retained Earnings	(7,000,569)	(6,703,816)
Total Stockholders' Equity	3,386,692	3,064,630
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,250,652	$5,979,262

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Income

	Year Ended
	12/31/01	12/31/00
REVENUES	$3,278,592	$3,163,307
Less: Cost of Operations	2,525,836	2,862,056
Gross Profit	752,756	301,251

Less: General and Administrative	773,554	1,525,309
Less: Research and Development	57,700	114,697
Less: Selling Expenses	194,802	286,910

Operating Income (Loss)	(273,300)	(1,625,665)
OTHER INCOME (EXPENSES):
Interest Income	0	509
Interest Expense	(32,230)	(49,964)
Unrealized Loss on Securities	(86,591)	0
Income (Loss) before Income Tax	(305,530)	(1,675,120)
Less: Income Tax Provision	(1,756)	(105,001)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(1307,286)	(1,570,119)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	10,534	(5,564)
NET INCOME (LOSS)	(296,752)	(1,575,683)
Other Comprehensive Income (Loss)	0	0
COMPREHENSIVE INCOME (LOSS)	$(296,752)	$(1,575,683)
EARNINGS PER COMMON SHARE:
Basic	(0.01)	(0.02)
Diluted	$(0.01)	$(0.02)

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Stockholders' Equity

	Common Stock (Par $0.00001)		Treasury Stock	Capital in Excess of Par	Retained Earnings (Deficit)
	Shares	Amount				Total

Balance – 1/1/00	69,213,236	$692	$0	$8,125,503	$(5,128,134)	$2,998,061
Securities Issued	18,504,318	185		1,649,895		1,650,080
Treasury Purchased			(7,828)			(7,828)
Net Income (Loss)					(1,575,683)	(1,575,683)

Balance – 12/31/00	87,717,554	877	(7,828)	9,775,398	(6,703,817)	3,064,630
Securities Issued	58,056,412	581		4,687,798		4,688,379
Net Income (Loss)					(296,752)	(296,752)
Less - Shares Purchased under stock option note plan - unpaid at 12/31/01	(49,955,215)	(500)		(4,069,065)		(4,069,565)
Balance – 12/31/01	95,818,751	$958	$(7,828)	$10,394,131	$(7,000,569)	$3,386,692

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Cash Flows

	Year Ended
	12/31/01	12/31/00
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$3,116,502	$3,065,794
Cash Paid to Suppliers and Employees	(3,225,724)	(4,179,538)
Interest and Dividends Received	0	509
Interest Paid	(33,907)	(47,689)
Income Taxes Paid/Received	97,462	68,574
Net Cash Provided (Used) by Operating Activities	(45,667)	(1,086,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Patent and Permits	(29,816)	(27,521)
Cash Purchase of Treasury Stock	0	(7,828)
Release of Restricted Cash	0	0
Cash Purchases of Equipment	(231,452)	(920,596)
Proceeds from Sale of Equipment	0	0
Net Cash Provided (Used) in Investing Activities	(261,268)	(955,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock and Warrants	223,084	1,644,441
Proceeds from Debt Financing	0	200,000
Minority Interests	43,952	36,074
Loans from Officers	192,039	(30,648)
Financing Costs	(29,806)	0
Repayment of Long-term Debt and Capital Lease	(144,321)	(91,722)
Net Cash Provided (Used) by Financing Activities	284,948	1,752,581
NET INCREASE (DECREASE) IN CASH	(21,987)	(290,150)
Cash - Start of Year	54,447	344,597
Cash - End of Year	$32,460	$54,447

See accompanying notes and accountant's report.

KBF Pollution Management, Inc. & Subsidiaries
Statement of Cash Flows

	Year Ended
	12/31/01	12/31/00
RECONCILIATION OF NET INCOME TO NET
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)	$(307,286)	$(1,570,119)
Adjustments to Reconcile Net Income to Net Cash:
Depreciation	371,556	380,235
Amortization	4,900	4,167
Expenses Paid in Stock/Options	72,250	139,661
Bad Debts	721	138,623
Other Non Cash Items	62,414	0
(Increase) Decrease in:
Trade Accounts Receivable	(16,801)	(241,403)
Other Receivables	(12,110)	(82,355)
Inventories	3,617	(14,294)
Prepaid Expenses & Deposits	63	(34,894)
Increase (Decrease) in:
Accounts Payable	(216,692)	70,316
Withholding Taxes Payable	0	(4,580)
Accrued Expenses	(8,299)	127,857
	$(45,667)	$(1,086,786)
Supplemental Schedule of Non-cash Investing and Financing Activities:
Common Stock/Options issued for accounts payable and accrued expenses	$6,240	$0
Common Stock/Options issued for payment of permit costs, financing costs, equipment and expenses	$320,000	$139,661
Options Issued to Redeem Minority Interest	$69,492	$0
Equipment acquired under capital lease	$139,000	$47,706

See accompanying notes and accountant's report.

NOTE 1. BUSINESS DESCRIPTION

CORPORATE ORGANIZATION

KBF Pollution Management, Inc. (the "Company") was incorporated in the State of New York on March 15, 1984, with an initial authorized capitalization of 200 shares of No Par Common capital stock, which was later increased to 500,000,000 shares of 0.00001 Par Value Common stock. On May 6, 1997, Gryphon Industries, Inc., American Metals Recovery Corp., and New World Recycling, Inc. (formerly AMR, Inc.) (the Subsidiaries) were formed pursuant to the laws of the State of Nevada. During the second quarter of 2000, the company formed KBF Environmental Services, Inc., a 80% owned subsidiary.

The Company, through American Metals Recovery, Corp.,("AMRC") a wholly owned subsidiary, is actively engaged in the environmental services business as described in the executive summary above. The Company operates predominately in the Northeast region.

New World Recycling, Inc. (formerly AMR, Inc.) ("New World") became active in 1998 when KBF incurred capitalized costs to initiate debt financing, which were exchanged for stock, thereby making it a wholly owned subsidiary of KBF. Throughout 1999, 2000, and 2001 New World purchased and installed various items of equipment which comprise a portion of the Company's solids processing capabilities and are set to begin operations in 2002.

Gryphon Industries, Inc. is inactive and available for future use.

KBF Environmental Services, Inc. ("KBFES") was organized in conjunction with a joint venture agreement signed on May 6, 2000, between the Company and R.M. Jones, owned 80% by the Company and 20% by R.M. Jones. KBFES provided revenue for the Company utilizing the existing sales force of both R.M. Jones and the Company. The agreement provides for the issuance of 5 million stock options to R.M. Jones, to be granted upon completion of performance-based benchmarks. KBFES ceased operations on December 31, 2001 and will be dissolved in the near term in anticipation of the Company's acquisition of the environmental services division of R.M. Jones, however the Company's joint venture agreement with R.M. Jones will continue to operate as a division of the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Environmental Services: Recovery service revenues are recognized and invoiced as such services are completed.

Non-Expendable Stock, Parts, and Drums: Non-expendable stock, parts, and drums represent an imprest supply of items which generally have a life of one year or less. The level of this supply is adjusted as a function of the company's sales volume. Replacements are expensed as incurred. The value of these assets at each balance sheet date is not materially different than the depreciated cost of the individual assets on hand on that date.

Inventories:Inventories are valued at the lower of average cost or market, using the FIFO method.

Depreciation and Amortization: Property and equipment are depreciated for financial reporting and tax purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are removable and are amortized over their useful lives. Useful lives are estimated between 5 and 10 years. License costs are being amortized over 10 years.

Use of Estimates: Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Recent Pronouncements: The Company has complied with all recent pronouncements, which have effective dates preceding the dates relating to these financial statements. All pronouncements with effective dates subsequent to the dates relating to these financial statements, had they been in effect, would have had no impact on these financial statements.

Earnings per Share: In accordance with SFAS No. 128, the Company computes basic and fully diluted earnings (loss) per share on a daily weighted average basis, as described in Note 17.

Prior Period Statements: The 2000 financial statements may have been reclassified to conform with current year's classifications.

NOTE 3. MARKETABLE SECURITIES

In conjunction with the license agreement discussed in Notes 9 the Company received restricted (pursuant to Rule 144) common shares of Solucorp Industries, Ltd. as payment against a license fee due the Company. The Company has filed suit against Solucorp Industries, Ltd. The Company had originally presented these securities as available-for-sale securities, adjusted to market value. As of December 31, 1999, based upon events transpiring during 1999, the Company believed that these securities were worthless and they were then presented with a zero value. The company settled its suit with Solucorp Industries, Ltd. during 2001 and all parties agreed to dismissal with prejudice of their respective claims with the return by the Company of these securities.

Solucorp Industries, Ltd:	12/31/01	12/31/00

Shares Owned	0	183,262
Quoted Price	0	0
Quoted Value	0	0
Lack of Marketability Discount	0	0
Fair Value presented herein	0	0

NOTE 4. INVENTORIES

Inventories are comprised of the following major categories:

Reagents
	12/31/01	12/31/00
	$11,515	$14,732

	$11,515	$14,732

NOTE 5. OTHER PREPAID EXPENSES

The items included in other prepaid expenses are as follows:

	12/31/01	12/31/00
Prepaid Professional Fees	$2,500	$2,500
Prepaid 2002 compensation	93,750	0
Prepaid Insurance	15,151	15,918
Prepaid Miscellaneous	1.228	8,595

Total Prepaid Expense	$112,629	$27,013

NOTE 6. FIXED ASSETS

Fixed assets are categorized and listed below:

	Balance at 12/31/00	Additions 2001	Transfer from Capital Lses	Retirements 2001	Balance at 12/31/01
Property, Equipment & Improvements:
Facility	$6,166,838	$189,012	$337,196	0	$6,693,046
Office Equip, Computers & Furnishings	205,474	70,073	0	0	275,547
Manufactured Equip Leased Out	72,999	0	0	0	72,999
Leasehold Improvements	55,257	4,335	0	0	59,592

Sub-total	6,500,568	263,420	337,196	0	7,101.184
Less: Accum. Depreciation and Amort.	(2,064,948)				(2,691,737)

Net	4,435,619				4,409,447
Leased Equipment Under Capital Leases:
Office Equipment & Furniture	20,000	0		(20,000)	0
Equipment	472,392	139,000	(337,196)		274,196

Total	492,393	139,000	(30337,196)	(20,000)	274,196
Less: Accum. Amortization	(314,201)				(54,968)

Net	$178,192				$219,228

NOTE 6. FIXED ASSETS (continued)

Depreciation charged to operations, which includes amortization of capital lease obligations, was $371,556 and $380,235 for the years ended December 31, 2001 and 2000, respectively. Lease equipment secures the related capital lease obligations. Certain items of equipment acquired for the facility expansion, costing $3,416,199 is collateral for the long-term debt described in Note 12.

NOTE 7. OTHER RECEIVABLES

The Company is participating in a program to sell its New Jersey net operating loss, under provisions of the New Jersey tax laws, for its third year. The agreement calls for net proceeds to the Company of 84% of the tax savings to the purchaser. The Company has accrued a receivable of $113,630 relating to its 2000 New Jersey net operating loss, and $12,952 for 2001. In addition, during 2000, the company cancelled a one year agreement for certain services, as a result of which a refund, of $45,000, is due to the company. During 2001 the company obtained a judgement in New Jersey for collection on this matter, however the refund is due from a California based firm and a California judgement is now being sought. Therefore, the Company wrote this receivable down to $12,500 during the current period. In addition the Company has precious metals on hand of $145,288, at 12/31/01, which is also reflected in other receivables.

NOTE 8. PATENTS AND INTELLECTUAL PROPERTIES

In 1998, the United States Patent and Trademark Office awarded the Company's Chairman, Lawrence Kreisler, a patent on the "Selective Separation Technology," a process that had been developed by Mr. Kreisler prior to formation of the Company. Since 1998, two additional patents have been awarded and a number of additional letters patent remain pending. The company utilizes these patents under a licensing agreement further described below.

NOTE 9. LICENSE AGREEMENT

Under a licensing agreement with Mr. Kreisler, the Company is utilizing certain patents in its operations. The agreement calls for royalty payments commencing when the Company has processed a specific amount of chargeable waste in a given year. No royalties were paid or accrued in 2000 or 2001.

NOTE 10. CAPITALIZED PERMIT COSTS

The Company has incurred costs as part of the application process required to obtain a number of valuable permits. These costs will be amortized over the life of the permits upon the commencement of operations under each permit.

NOTE 11. ACCRUED EXPENSES

Accrued expenses are broken down into categories as follows:

	12/31/01	12/31/00
Insurance	$26,406	$18,492
Utilities	10,615	14,677
Professional Fees	28,640	14,600
Permits	27,000	76,500
Payroll	17,478	15,664
Other Accrued Expenses	27,354	28,599

	$137,493	$168,532

NOTE 12. LONG-TERM DEBT

During 1999 and 2000, the Company extended notes payable to thirteen (13) private individuals. The obligations are due twenty-four months from the commencement of New World operations, which have yet to commence. Principal and interest payments will be due in amounts equal to 41% of the net pretax profit of New World. Interest is computed at 6.5% per annum, commencing with operations. The notes also provide for conversion to the Company's restricted common stock, at the market rate on conversion date, less a 25% lack of marketability discount, of any balance of the obligations remaining at the end of the twenty-four month period. The notes also contain a business-unit-specific profit participation component for the lenders, after the notes have been satisfied, which totals 25% of the business-unitspecific profit. The obligations are secured by certain items of New World's equipment, which total $3,416,199. One hundred thousand of this debt is scheduled to be converted into common stock in 2002. The Company estimates that it will repay $100,000 of this debt in 2002, 500,000 in 2003 and the balance in 2004.

During 2001 the Company's subsidiary, American Metals Recovery, Corp. ("AMRC"), settled a dispute with the Passaic Valley Sewerage Commissioners. As part of the settlement, which resulted in the approval of significant increases in AMRC's volume, the Company agreed to an administrative settlement of $70,000. The settlement is payable over a period of years, with $10,000 due in December 2003, $10,000 due in December 2004 and the balance of $50,000 due in December 2005.

Long-term debt matures as presented in the following schedule:

	12/31/01	12/31/00
2001	$0	$0
2002	100,000	100,000
2003	510,000	500,000
2004	960,000	950,000
2005	50,000	0
Total Long-term Debt	1,620,000	1,550,000
Less: Current Portion	100,000	0
Long-term Portion	$1,520,000	$1,550,000

NOTE 13. LEASES

Capital Lease Obligations

The Company leases equipment with lease terms expiring through 2005. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 2001:

2002	$145,558
2003	109,668
2004	89,768
2005	40,524
Total minimum lease payments	385,518
Amounts representing interest	(66,335)
Present value of net lease payments remaining	319,183
Less: current portion	111,097
Long-term portion	$208,086

On all capital leases, the equipment under lease is pledged toward the lease obligation.

OPERATING LEASES

The Company maintains its corporate offices at its facility located in Paterson, New Jersey. The lease terms, which include a purchase option, provide for the base rent to be paid monthly over six years commencing December 1997. The lease obligations are as follows:

2002	213,550
2003	201,300
Thereafter	0
$414,850

The Company is also liable for its pro rated portion of real estate taxes. Rent expenses, including real estate taxes, were $248,492 and $264,436 for 2000 and 2001 respectively.

NOTE 14. STOCKHOLDERS' EQUITY

INCENTIVE STOCK PLAN

In May of 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the "ISO Plan"). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock , pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100% (110% in the case of 10% shareholders) of the fair market value (100% of the closing bid price on the date of grant) of the Company's Common Stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant (five years, in the case of 10% shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under the ISO Plan must be exercised within three months after termination

NOTE 14. STOCKHOLDERS' EQUITY (continued)

INCENTIVE STOCK OPTION PLAN (continued)

of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. Stock covered under the Plan has been registered with the Securities and Exchange Commission on Form S-8. As of the date hereof, 25,285,149 options have been issued under this Plan.

OPTION REPRICING

As of March 1, 2001, the company reduced the exercise price for all employee stock options and for certain advisors to the market price of its common stock, or 110% for members of the Kreisler Family, on that date, subject to the terms and conditions of the relevant employment agreements. In accordance with SFAS No. 123 these options are presented as variable options for financial accounting purposes.

OPTION NOTE PLAN

In May 2001, the Company approved an Option Note Plan. Under the plan all officers, directors, employees and certain advisors of the corporation are entitled to exercise their options by executing a note as payment for the underlying stock. All participants in the Option Note Plan shall voluntarily reduce (forfeit) the number of shares being exercised by five percent (5%). The note shall bear interest of 6.5% and be collateralized against the stock purchased. Any stock purchased under the plan will be subject to a twelve-month lockup. Pro-rated repayment of the note, along with the pro-rated interest, must be paid upon the sale of the related shares.

STOCK OPTIONS

Directors and Officers - 2001

During 2001, 2,819,909 options were granted to Kevin Kreisler (14% of the total amount issued in 2001), 6,167,925 options were granted to Larry Kreisler (32% of the total amount issued in 2001), and 2,211,923 options were granted to Kathi Kreisler (11% of the total amount issued in 2001), in lieu of salary and based upon the differential between the contractual salary and the amount paid in cash for services from January 1, 2001 through December 31, 2001. Mr. L. Kreisler, Ms. K. Kreisler and Mr. K. Kreisler's options are exercisable for a period of five years, at an exercise price equal to 110% of the market value at the grant date of December 29, 2000 ($0.0715 per share). 120,000 (1% of the total amount issued in 2001) options were granted to James Green as part of his compensation as senior vice president of the Company. Mr. Green's options are exercisable for a period of ten years, at an exercise price equal to the market value at the grant date of March 1, 2001 ($0.065 per share).

Directors and Officers - 2000

1,218,751 options were granted to Kevin Kreisler during 2000 (18% of the total amount issued in 2000) as reimbursement for the salary differential between the contractual salary and the amount paid in cash, for services from January 1, 2000 through December 31, 2000. Mr. K. Kreisler deferred all of his cash salary in 2000. The options are exercisable for a period of ten years at an exercise price equal to 110% of the market value at the grant date of December 29, 2000.

During 2000, 3,405,750 options were granted to the Company's general counsel and Chief Financial Officer for services rendered. Of these, 1,292,625 options were granted to the Company's Chief Financial Officer (19% of the total amount issued in 2000), in addition to $5,200 of cash salary, and 2,113,125 options were granted to the Company's general counsel (31% of the total amount issued in 2000), in addition to $10,400 of cash salary. The options are exercisable for a period of ten years at an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001.

NOTE 14. STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS (continued)

Directors and Officers - 2000 (continued)

On December 29, 2000 the Company negotiated an agreement with its general counsel for 2001. In conjunction with this agreement, all counsel's outstanding options were revised to contain an exercise price equal to the market value on that date.

During 2000, 650,000 options were granted to the Company's Directors (10% of the total amount issued in 2000). 300,000 of these options were issued to members of the Kreisler family are exercisable over a period of five years, at an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001. The balance of the 2000 service options are exercisable over a period of ten years at an exercise price equivalent to the closing market price of KBF common stock on March 1, 2001.

All of the options described above were issued under the Company's incentive Stock Option Plan. In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options whose exercise price was reduced are presented as variable options, also valued at zero for Financial Statement purposes, as the market value on December 31, 2000 was equal to or less than the related exercise price. The non-variable options were valued utilizing the Black-Scholes option model in the alternate presentation below.

OTHER OPTIONS GRANTED - 2001

During 2001, 7,192,804 compensatory options were granted to various employees and other entities. These options were granted to numerous management positions including the plant manager (salary differential), regulatory compliance personnel (in lieu of raise), sales personal (bonuses), computer information and administrative personal (salary differential) along with other entities providing advisory and information systems services. 1,000,000 options were also granted to purchase the 20% minority interest in KBF Environmental Services, Inc. The options are exercisable for a period of five to ten years at exercise prices equal to either market value at grant date or 110% of market value at grant date ($0.065- 0.08 per share). In accordance with FAS 123, the Company elected to value the employee stock options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. These options were valued utilizing the Black-Scholes option model in the alternate presentation below. The nonqualified options were valued utilizing the Black-Scholes option model, for financial statement purposes, on the balance sheet at $99,508.

OTHER OPTIONS GRANTED - 2000

During 2000, 1,515,625 options were granted to various employees. These options were granted to numerous management positions including the plant manager, lab personal, the facilities manager and sales personal. The options are exercisable for a period of five to ten years at exercise prices equal to either market value at grant date or 110% of market value at grant date ($0.07-0.0715 per share). In accordance with FAS 123, the Company elected to value these options at their intrinsic value, as set forth in ARB No. 25, of zero, for Financial Statement purposes. The options were valued utilizing the Black- Scholes option model in the alternate presentation below.

NOTE 14. STOCKHOLDERS' EQUITY (continued)

STOCK OPTIONS (continued)

OPTIONS CALLED, EXERCISED, CANCELED, RETIRED OR REDUCED

In 2001 the Company canceled 120,000 options due to separation of services. 100,000 shares were forfeited under net exercise issues and 2,629,222 were forfeited in conjunction with options exercised under the Company's Option Note Plan. 100,000 options were exercised under a net issue exercise, 3,119,820 options were exercised for cash and 49,955,215 were exercised under the Company's Option Note Plan, all of which notes remain unpaid (10,925,000 of which have not vested) and are presently locked up in conjunction with the terms of the plan.

In 2000 the Company called 330,000 options that became callable during the year. In addition the Company canceled 1,223,333 options due to failure of vesting conditions. 10,669,859 options were exercised and 1,158,859 were eliminated due to net issue exercises and other reductions negotiated as part of certain option exercise arrangements.

ADDITIONAL DISCLOSURE UNDER SFAS 123

The effect of applying SFAS No. 123 on 2001 and 2000 pro forma net loss, as stated below, is not necessarily representative of the effects on reported net income (loss) for future years, due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option grants to employees been determined based upon fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 2001 and 2000 would have been $(1,464,133) and $(2,720,576) or $(0.02) and $(0.03) per share, respectively. The fair value of options granted during 2001 and 2000 ranged from $0.05 - $0.06, and $0.06 - $0.19, respectively, on the date of the grant, using the Black- Scholes option-pricing model, with the following assumptions: no dividend yield, volatility of 122.6% for 2001 and 2000, and a risk-free interest rate of 6.5 for 2001 and 2000. A summary of the stock option activity is as follows:

	Number of Shares	Weighted Average Price
Balance as of January 1, 2000	58,702,540	$0.19
Options granted	6,790,126	0.11
Options exercised	(10,699,859)	0.13
Options eliminated	(1,553,333)	0.17
Options modified	(1,158,503)	0.13

Balance as of December 31, 2000	52,080,971	0.16

Options granted	19,512,576	0.07
Options exercised	(53,175,035)	0.08
Options eliminated	(120,000)	0.07
Options reduced	(2,729,222)	0.08

Balance as of December 31, 2001	15,569,290	$0.12

NOTE 14. STOCKHOLDERS' EQUITY (continued)

ADDITIONAL DISCLOSURE UNDER SFAS 123 (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding 12/31/01	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable 12/31/01	Weighted Average Exercise Price
$0.00 - 0.10	11,947,877	6.40 years	$0.09	11,947,877	$0.09
0.11 - 0.20	2,136,402	6.20 years	0.18	2,136,402	0.18
0.21 - 0.30	1,285,011	5.37 years	0.23	1,285,011	0.23
0.31 - 0.40	200,000	6.00 years	0.40	200,000	0.40
$0.00 - 0.40	15,569,290	6.30 years	$0.12	15,529,290	$0.12

TREASURY STOCK

Treasury stock represents 20,000 shares of common stock of the Company and is carried at cost.

NOTE 15. GENERAL & ADMINISTRATIVE EXPENSES

The following is a list of the major general & administrative categories:

	12/31/01	12/31/00
Professional Fees	$84,214	$206,440
Salaries	261,319	473,868
Administrative Auto Expenses	44,923	39,940
Allocated Payroll Costs	53,212	71,505
Insurance	75,079	82,571
Office Overhead	73,993	82,830
Office Expenses	35,753	47,375
Option Charges	49,300	9,000
Bad Debts	3,481	163,621
Shareholder Registration, Transfer and Relations	31,512	59,782
License and Permits	500	106,834
Other General & Administrative Expenses	60,268	181,543

Total General & Administrative Expenses	$773,554	$1,525,309

NOTE 16. INCOME TAXES

Temporary differences and carry-forwards which give rise to deferred tax assets are as follows:

	12/31/01	12/31/00
Net operating loss carry-forward	$6,453,632	$6,282,903
Allowance for doubtful accounts	29,465	28,744
	6,483,097	6,311,647
Valuation allowance	(6,483,097)	(6,311,647)
Deferred tax assets	0	0
Change in valuation allowance	$171,450	$1,083,843
Benefit for income taxes:
Current:
Federal	0	0
State	1,756	(105,001)
Deferred:
Federal	0	0
State	0	0
Total	$1,756	$(105,001)

At December 31, 2001 the Company's operating loss carry forward expires as follows:

	Federal	New York	New Jersey

December 31, 2002	$173,449	$168,891	$0
2003	120,270	115,270	0
2004	318,761	313,761	0
2005	116,490	111,490	0
2007	279,456	274,456	0
2008	705,626	700,626	0
2010	850,743	845,743	0
2011	348,743	343,301	0
2012	445,228	439,341	0
2013	207,635	207,301	0
2014	1,167,371	0	22,992
2015	1,549,131	0	62,464
2016	170,729	0	125,722

	$6,453,632	$3,520,180	$211,178

NOTE 17. EARNINGS PER SHARE

	12/31/01	12/31/00
Common stock outstanding
Beginning of the year	87,717,554	69,213,236
End of the year (fully paid shares)	95,818,751	87,717,554
Issued during the year - Total	58,056,412	18,504,318
Issued during year - Not fully paid for	(49,955,215)
Net fully paid shares issued	8,101,197	18,504,318
Weighted average number of outstanding shares	89,522,704	80,468,332

Shares issuable under various stock options are excluded from the weighted average number of shares on the assumption that their effect is non-diluting.

NOTE 18. COMMITMENTS & CONTINGENCIES

LEGAL MATTERS

The Company is not party to any material legal disputes. The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided. The Company is additionally party to the matter entitled Somerset Hills Consultants, Inc, et al v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Lawrence M. Kreisler, as the Chairman of the Board and President of the Company, on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan. Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. Should Mr. Kreisler be terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Mr Kreisler received options, as described above, in lieu of a portion of his cash salary during 2001.

The Company entered into an employment agreement with Kathi Kreisler, as Vice President, Secretary and Treasurer, on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional

NOTE 18. COMMITMENTS & CONTINGENCIES (continued)

EMPLOYMENT AGREEMENTS (continued)

extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan. Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. Should Ms. Kreisler be terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Ms. Kreisler received options, as described above, in lieu of a portion of her cash salary during 2001.

The terms of the Mr. Kevin Kreisler's employment agreement for 2001 and 2000 included an annual base salary of $125,000 and $115,000, with an automatic 10% annual increase. Mr. Kevin Kreisler is entitled to reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. As detailed above, Mr. Kreisler's employment agreement provides for option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. Mr. Kreisler received options, as described above, in lieu of a portion of his cash salary during 2000 and 2001.

The terms of Mr. Sonageri's employment agreement with the Company for 2000 called for an annual salary of $10,400, and the issuance of performance based stock options, as further described above. The agreement for 2001 was negotiated on December 29, 2000 and calls for cash remuneration of $52,000 for 260 hours of service. The agreement also called for the revision of Mr. Sonageri's existing options to contain a $0.065 exercise price, the market price of the Company's common stock on December 29, 2000. Mr. Sonageri may accept options instead of cash at the Company's option should his billable hours for 2001 exceed 260.

OTHER COMMITTMENTS AND CONTINGENCIES

The Company has entered into a letter of intent with R.M. Jones to acquire its environmental services division. In conjunction with this intended acquisition, the company has accepted a commitment from its bank and the New Jersey Economic Development Authority for a total of $1,500,000.

The Company has revised a capital lease obligation that arose in 2001 from an initial commitment of $176,832 to $214,080. In addition, during 2002 the Company has borrowed approximately an additional $65,000 for equipment and obtained a line of credit of 75,000 from the Company's bank.

The Company guaranteed an obligation of Metal Recovery Transportation Corp (see Related Parties - Note 20) totaling $93,282 in exchange for Metal Recovery Transportation Corp.'s guarantee of the Company's obligations to a commercial lender in excess of $500,000.

NOTE 19. SUBSEQUENT EVENTS

EXECUTIVE SALARIES

Since January 1, 2002, Mr. Lawrence M. Kreisler and Ms. Kathi Kreisler continue to receive reduced cash salaries, and Mr. Kevin Kreisler receives no cash salary. It is anticipated that these parties will accept options for payment of these deficiencies. The Company has incurred the obligation to issue additional options to these parties and others in lieu of cash salaries. The Company anticipates the initiation of full cash salaries to these parties in or before June 2002 as the Company satisfies targeted revenue and profitability benchmarks.

SIGNIFICANT DEVELOPMENT: ACQUISITION OF DIVISION OF R.M. JONES & CO., INC.

On December 19, 2001, the Company announced its execution of a non-binding letter of intent with R.M. Jones, pursuant to which, and subject to satisfaction of certain conditions including the completion of due diligence and execution of a definitive agreement between the companies, the Company would acquire the environmental services division of R.M. Jones. KBF has secured a commitment for $1,500,000 in debt financing for the acquisition from a commercial lender with the guarantee of the New Jersey Economic Development Authority and the personal guarantee of KBF's Chairman and Chief Executive Officer, Lawrence M. Kreisler. See Item 1, Description of Business, above, for additional information regarding R.M. Jones and the Company's intended acquisition.

In 1998, R.M. Jones acquired a 50% stake in a Part B permitted treatment, storage and transfer facility in Lowell, Massachusetts and, in March 2002, acquired the remaining 50% interest in this facility. The acquisition will include R.M. Jones' interest in this facility.

R.M. Jones' environmental services division generated more than $13 million in revenue in 2001. The Company is targeting the consolidated organization to generate $18 million in sales in the first year after the acquisition, and expects revenue growth at a rate in excess of 20% per year for at least the next three years once the acquisition is completed. The Company projects revenues exceeding $25 million within two years in the absence of additional acquisitions. The Company has yet to execute a definitive agreement with R.M. Jones, but expects to complete the acquisition in the second quarter 2002 or early third quarter 2002 depending on the timing of completion of certain transactional issues.

CORPORATE RESTRUCTURING PLAN

In anticipation of the completion of the R.M. Jones acquisition, the Company's Board of Directors, in March 2002, approved to dissolve KBF Environmental Services, Inc., a wholly owned subsidiary of the Company, to form a new, as-yet unnamed, wholly owned subsidiary of the Company, to change the name of American Metals Recovery, Corp. to KBF Metal Recovery, Corp., to acquire Metal Recovery Transportation, Corp., and to acquire the various letters patent and associated intellectual properties currently licensed by the Company from Mr. Lawrence M. Kreisler, the Company's co-founder and Chief Executive Officer. New World Recycling, Inc., the Company's wholly owned subsidiary, and Metal Recovery Transportation, Corp. will become subsidiaries of KBF Metal Recovery, Corp. The Company is currently obtaining an independent valuation of Metal Recovery Transportation, Corp., but anticipates that the acquisition will be completed for nominal value. The Company's Board of Directors has approved the issuance of 10,000,000 shares of restricted common stock of the Company into an escrow account for the benefit of Mr. Kreisler pending the Company's completion of an independent valuation of the various letters patent and associated intellectual properties as well as the execution of a definitive agreement for the acquisition of same. The Company's Board of Directors further resolved to acquire the Paterson, New Jersey property and premises within which the Company currently operates its proprietary recycling and commodity manufacturing processes and, because the Company's efforts to complete the infrastructure development of this facility have been undercapitalized, the Board of Directors resolved to raise suitable financing both to acquire this property and expedite completion of the Company's facility.

NOTE 19. SUBSEQUENT EVENTS (continued)

CORPORATE RESTRUCTURING PLAN (continued)

The Company is seeking additional qualified acquisition candidates with capabilities that complement and enhance the Company's core competencies. Any such transaction is highly speculative and would be targeted for completion after consummation of the Company's acquisition of the environmental services division of R.M. Jones. The Company's Board of Directors has resolved to secure sufficient financing and/or the sufficient investment banking relationship(s) necessary to complete these additional acquisitions.

NEW SUBSIDIARY: KBF COMMODITIES, INC.

In January 2002, the Company formed a new subsidiary, KBF Commodities, Inc. ("KBFC"), pursuant to the terms and conditions of a joint venture agreement executed in January 2002. This subsidiary is owned 80% by the Company and 20% by KBFC's employees, who will contribute financial resources as may be required by the working capital needs of the business. KBFC will distribute various industrial by-products for the Company and will develop the Southeastern domestic retail environmental services markets. KBFC currently has approximately 100 active customers and has entered into several significant agreements for the provision of recycling services. The Company expects KBFC to generate in excess of $1.2 million in revenues within its first year of operation.

OTHER MATTERS

The Company has agreed to issue 1,000,000 shares of restricted common stock to reduce long term debt of the Company by $100,000.

NOTE 20. RELATED PARTY TRANSACTIONS

In May 1996, a new company was formed to service the transportation needs of the Company. The new company, Metal Recovery Transportation Corp. ("MRTC") was financed solely by Mr. Lawrence M. Kreisler, Chairman and Chief Executive Officer of the Company at a time when the Company was unable to do so. MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. MRTC billed the company $480,870 and $566,675 in 2000 and 2001 respectively. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters and MRTC has operated at virtually break-even levels since inception. Mr. Lawrence Kreisler receives no salary or other distribution from MRTC. Management believes that the Company is benefiting from favorable pricing as compared to that which could be obtained from unrelated parties.

In November 1997, the Company executed a License Agreement with Lawrence Kreisler, Chairman and Chief Executive Officer of the Company. Mr. Kreisler granted the Company a worldwide, exclusive license to Mr. Kreisler's patent rights (See "Description of Business - Patents and Proprietary Information"). The Company may assign or sub-license the License. Mr. Kreisler is to receive a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has to be satisfied by the Company before the obligation to pay royalties begins. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

Mr. L. Kreisler and Mr. K. Kreisler loaned $161,391 and $30,648 during 2001 and 2000, respectively.

NOTE 21. RETIREMENT PLAN

The Company maintains a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for substantially all employees. The Company elected to contribute $8,980 during 2001 and $21,098 during 2000.

NOTE 22. JOINT VENTURE AGREEMENT

On May 6, 2000 the Company and R.M. Jones entered into a joint venture agreement. The agreement called for the formation of KBF Environmental Services, Inc ("KBFES"), to be owned 80% by the Company and 20% by R.M. Jones. The subsidiary shall provide revenue for the Company utilizing the existing sales force of both R.M. Jones and the Company. The Company issued 1,000,000 options to R.M. Jones at the end of 2001 to purchase its interest in KBFES. The joint venture will continue as a division of the Company until the Company completes its acquisition of the environmental services division of R.M. Jones.

EXHIBIT 27

This schedule contains summary financial information extracted from the audited financial statements dated December 31, 2001 and is qualified in its entirety by reference to such financial statements.

Period type	Year
Fiscal year end	December 31, 2001
Period end	December 31, 2001
Cash	32,460
Securities	0
Receivables	589,317
Allowance	(29,465)
Inventory	11,115
Current assets	907,499
PP&E	7,532,335
Depreciation	(2,746,705)
Total assets	6,250,652
Current liabilities	1,135,874
Bonds	0
Preferred mandatory	0
Preferred	0
Common	958
Other SE	3,385,734
Total liabilities and equity	6,250,652
Sales	3,278,592
Total revenues	3,278,592
CGS	2,525,836
Total Costs	2,525,836
Other expenses	1,026,056
Loss provision	0
Interest expense	32,230
Income pre-tax	(1305,530)
Income tax	1,756
Income continuing	(307,286)
Discontinued	0
Extraordinary	0
Changes	10,534
Net income	(296,752)
EPS Primary	(0.01)
EPS Diluted	(0.01)