Form 10-Q
period 2002-03-31
KBF POLLUTION MANAGEMENT INC
filed 2002-05-23
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	March 31, 2002	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of May 20, 2002: The number of shares outstanding on May 20, 2002 was 159,730,216, which includes 49,955,215 shares from options that have been exercised under the Registrant's option note plan, which notes continue to be outstanding.

Transitional Small Business Disclosure Format:

Yes X ; No .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002

INDEX

PART I - FINANCIAL INFORMATION Item I - FINANCIAL STATEMENTS (Unaudited) Balance Sheets - March 31, 2002 and December 31, 2001	3-4
Statement of Income - Three Months Ended March 31, 2002 and 2001	5
Statement of Cash Flows - Three Months Ended March 31, 2002 and 2001	6-7
Notes to Financial Statements	8
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS	9-11
PART II - OTHER INFORMATION	12
SIGNATURES	12
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	13
FINANCIAL DATA SCHEDULE	14

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
BALANCE SHEET
ASSETS

	3/31/02 Unaudited	12/31/01 Audited
CURRENT ASSETS:
Cash	$ 20,807	$ 32,460
Accounts Receivable (Net of allowance for doubtful accounts of $30,650 & $29,465)	582,353	559,852
Other Receivables	170,745	170,740
Inventories	9,865	11,115
Prepaid Expendable Supplies	19,857	20,703
Other Prepaid Expenses	98,134	112,629
Total Current Assets	901,761	907,499
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,787,759 & $2,691,737)	4,360,440	4,409,447
Leased Property under Capital Leases (Net of Accumulated Amortization of $62,536 & $54,968)	304,933	219,228
Non-Expendable Stock, Parts & Drums	150,558	156,955
Total Fixed Assets	4,815,931	4,785,630
OTHER ASSETS:
Security Deposits	62,374	59,924
License & Patents (Net of Accumulated Amortization of $12,475 & $11,067)	1,043,854	45,262
Capitalized Permit Costs	87,128	87,128
Deferred Financing Costs	370,229	365,209
Total Other Assets	1,563,585	557,523
TOTAL ASSETS	$7,281,277	$6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	3/31/02 Unaudited	12/31/01 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 642,773	$ 595,245
Accrued Expenses	192,821	137,493
Officer's Loans	55,193	192,039
Notes Payable - Line of Credit	30,000	0
Current Portion of Long-Term Debt	100,000	100,000
Current Portion of Capital Lease Obligations	141,295	111,097
Total Current Liabilities	1,162,082	1,135,874
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,520,000	1,520,000
Long - Term Lease Obligations (Net of Current Portion)	248,790	208,086
Total Long - Term Liabilities	1,768,790	1,728,086
MINORITY INTEREST:	719
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
March 31, 2002 - 158,330,216 Total Outstanding
        (49,955,215) Not Fully Paid
        108,375,001 Fully Paid Shares
	1,088
Dec. 31, 2001 - 145,773,966 Total Outstanding
       (49,955,215) Not Fully Paid
       95,818,751 Fully Paid Shares
		958
Capital in Excess of Par Value	11,590,751	10,394,131
Treasury Stock	(7,828)	(7,828)
Retained Earnings (Deficit)	(7,234,325)	(7,000,569)
Total Stockholders' Equity	4,349,686	3,386,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 7,281,277	$ 6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
STATEMENT OF INCOME
(Unaudited)

	THREE MONTHS ENDED
	3/31/01	3/31/02
REVENUES	$ 689,354	$ 946,576
LESS: Cost of Operations	556,948	832,404
Gross Profit	132,406	114,172
LESS: General & Admin. Expenses	153,062	293,076
Research and Development		8,048
Selling Expenses	42,073	34,227
Operating Income (Loss)	(62,729)	(221,179)
OTHER INCOME (EXPENSES):
Interest Income	0	0
Interest Expense	(10,626)	(10,696)
Income Tax Provision	(1,335)	(1,161)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(74,690)	(233,036)
MINORITY INTEREST PORTION	1,092	719
NET INCOME (LOSS)	(73,598)	(233,755)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Holding Losses	0	0
COMPREHENSIVE INCOME (LOSS)	$ (73,598)	$ (233,755)
Number of Shares Outstanding - Fully Paid	87,717,554	108,375,001
Earnings Per Share from Operations	$ (.01)	$ (.01)
Earnings Per Share - Net Income (Loss)	$ (.01)	$ (.01)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	3/30/01	3/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 748,745	$ 923,725
Cash Paid to Suppliers & Employees	(766,577)	(943,316)
Interest & Dividends Received	0
Interest Paid	(8,506)	(5,348)
Income Taxes Paid	(2,795)	(3,742)
Net Cash Provided (Used) by Operating Activities	(29,133)	(28,681)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Equipment	0	0
Cash Purchases of Intangible Assets	(17,910)	(5,020)
Cash Purchase of Treasury Stock	0	0
Cash Purchases of Equipment	(26,795)	(46,311)
Net Cash Provided (Used) in Investing Activities	(44,705)	(51,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	0	750
Minority Interest Capital Contributions	11,426	0
Officers' Loans	76,184	59,155
Proceeds from Bank Line of Credit	0	30,000
Repayment of Long-Term Debt & Capital Lease Obligations	(36,498)	(21,546)
Net Cash Provided (Used) by Financing Activities	51,112	68,359
NET INCREASE (DECREASE) IN CASH	(22,726)	(11,653)
CASH at Beginning of Period	54,447	32,460
CASH at End of Period	$ 31,721	$ 20,807

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	3/30/01	3/31/02
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$ (74,690)	$ (233,036)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	90,785	103,590
Amortization	1,042	1,408
Bad Debts	(3,088)	1,185
Other Non Cash Items	(1,381)	0
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	(8,107)	4,868
Trade Accounts Receivable	59,391	(23,686)
Other Receivables	10,000	(5)
Inventories	5,186	1,250
Prepaid Expenses & Deposits	10,037	12,889
Increase (Decrease) in:
Accounts Payable	(109,711)	47,528
Withholding Taxes Payable	0	423
Accrued Expenses	(8,597)	54,905
	$ (29,133)	$ (28,681)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
 NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES
Inventories are comprised of the following major categories:

	3/31/02	12/31/01
Reagents	$ 9,865	$ 11,115
	$ 9,865	$ 11,115

NOTE 3 - OFFICER COMPENSATIONM
Since January 1, 2002, certain executive officers of the Company have received reduced cash salaries and employee stock options which replace said reductions. The Company has issued 3,205,461 options which replace these reductions through 6/30/02, of which 2,500,000 have been exercised at $0.077 per share totaling $192,500.

NOTE 4 - OPTIONS
The Company has incurred an obligations to issue approximately 1,200,000 options to certain advisors to the Company, which are expected to be issued during the second quarter . It is anticipated that these options will be issued with an exercise price equal to the market price on the date of issue and that they will be immediately exercised undere the Company's "Option Note Plan". Should the officers of the Company continue to receive reduced salaries, as noted above, beyond June 30, 2002, additional employee stock options will be issued totaling 3,205,461 options.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Total revenues for the three months ended March 31, 2002 increased to $946,576 as compared to $689,354 for the same period in 2001, corresponding to an increase of 37.3%. The Company attributes this increase in revenues to the Company's recent sales activities, through its various joint venture agreements, and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue. The Company realized an increase in revenue despite the generation of historically low volumes of hazardous waste industry-wide in the first quarter.

The Company's increased revenues are partially attributable to the Company's formation of KBF Commodities, Inc., an 80% owned subsidiary, pursuant to a joint venture agreement executed by the Company in January 2002. The increase in revenues related to this venture was $181,896. The comparative increase in revenues without this joint venture was $75,326, or 10.9%.

Trade accounts receivable on March 31, 2002 were $613,003. An allowance in the amount of $30,650 has been provided against the foregoing receivables, which are presented on the balance sheet net of said allowance. Based upon the Company's collection history, management believes this allowance is adequate.

Cost of operations for the three months ended March 31, 2002 increased to 87.9% of revenues from 80.8% of revenues for the same period in 2001. This increase is primarilary due to costs related to the Company's increased treatment capacity associated with higher recycling revenues in the third and fourth quarters of the year as well as the early portion of the first quarter 2002. The Company's volume decreased dramatically in the latter portion of the first quarter 2002 due to the generation of historically low volumes of hazardous waste industry-wide. Volumes of hazardous waste have increased to expected levels as of the middle of the second quarter 2002. The Company expects the cost of operations to decline in future periods as recycling services volume continues to increase.

General and administrative expenses increased by 91.4% to $293,076 for the three months ended March 31, 2002, from $153,062 for the comparable period in 2001. The increased expenses include $59,908 associated with the Company's subsidiary, KBF Commodities, Inc., which operates out of a sepatate ofiice. Excluding these costs, general and administrative expenses increased $80,106 or 52.3%, as compared to 2001. This increase is primarily due the partial resumption of reduced cash salaries to officers of approximately $24,000, increased office staff required to to service increased revenues of approximately $27,000 and increased expenses associated with shareholder relations of approximately $29,000. The Company had anticipated that general and administrative costs would increase, and continues to anticipate increases in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001 (continued)

Selling expenses decreased by 22.9%, or approximately $8,000, to $34,227 for the three months ended March 31, 2002, as compared to $42,073 for the comparable period in 2001. This decrease is due to the decline in outside sales persons as the Company continues to utilize sales distribution companies instead of in house personal. The Company expects an increase in selling costs during the balance of 2002, due to its ongoing sales and marketing efforts, and the associated customer service requirements related to the expansion of its recycling and commodity manufacturing center and the activities of the Company's various sales and other joint venture agreements.

The company incurred research and development expenses of $8,048 during the current period related to its development of processes associated to its recently announced contracts.

Interest income continued at zero for the three months ended March 31, 2002 as compared to zero earned during the same period in 2001. Management does not expect to earn any significant interest during the balance of 2002. Interest expense remained fairly constant at approximately $10,600.

The Company incurred a net loss of $(233,036) for the first three months of 2002, up from the net loss of $(73,598) for the same period in 2001. This increased loss is attributable to the increased costs described above as well as the generation of historically low volumes of hazardous waste industry-wide in the latter portion of the first-quarter 2002. Volumes of hazardous waste have increased to expected levels as of the middle of the second quarter 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(260,321) at March 31, 2002. This amount is computed by subtracting current liabilities from current assets. Current liabilities include certain liabilities which total $155,193 that will be converted to equiry during the second quarter of 2002. Management additionally intends to avail itself of deferrments on certain liabilities. These modifications adjust working capital to a slightly positive position.

The Company is now operating, annually, on an positive cash flow basis and intends to improve its working capital position, complete its expansion of the facility and increase sales in the immediate term. Management believes that projected increases in sales will have a positive impact on cash flows from operations and will provide sufficient working capital for the next twelve months.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENT: ACQUISITION OF DIVISION OF R.M. JONES & CO., INC.
On December 19, 2001, the Company announced its execution of a non-binding letter of intent with R.M. Jones, pursuant to which, and subject to satisfaction of certain conditions including the completion of due diligence and execution of a definitive agreement between the companies, the Company would acquire the environmental services division of R.M. Jones. The Company has secured a commitment for $1,500,000 in debt financing for the acquisition from a commercial lender with the guarantee of the New Jersey Economic Development Authority and the personal guarantee of the Company's Chairman and Chief Executive Officer, Lawrence M. Kreisler. R.M. Jones was founded in 1962, and has been providing hazardous waste management services to clients throughout New England since 1980. The environmental services division of R.M. Jones currently has several hundred active customers with over five thousand different industrial wastes. In 1998, R.M. Jones acquired a 50% stake in a Part B permitted treatment, storage and transfer facility in Lowell, Massachusetts and as a precursor to the Company's planned acquisition, in March 2002, acquired the remaining 50% interest in this facility. This facility is one of only seven such facilities in New England and managed well over thirty thousand containers of hazardous industrial waste in calendar year 2000. It was the only facility in New England to receive the Environmental Information Ltd. award for perfect regulatory compliance in 1999 and 2000, and is expected to receive this award again for 2001. The acquisition will include R.M. Jones' interest in this facility. R.M. Jones' environmental services division generated more than $13 million in revenue in 2001. The Company is targeting the consolidated organization to generate $18 million in sales in the first year after the acquisition, and expects revenue growth at a rate in excess of 20% per year for at least the next three years once the acquisition is completed. The Company projects revenues exceeding $25 million within two years in the absence of additional acquisitions. The Company has yet to execute a definitive agreement with R.M. Jones, but expects to complete the acquisition in the third quarter 2002 depending on the timing of completion of certain transactional issues.

CERTAIN EVENTS
The Company is party to the matter entitled Somerset Hills Consultants, Inc v.KBF. The action was filed in the Supreme Court of New York State on February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is unable to evaluate the probability of an unfavorable outcome, or range of potential impact, at this time.

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

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule (b) Reports on Form 8-K for the three months ended March 31, 2002. There were no reports filed on Form 8-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.

Dated: May 22, 2002	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: May 22, 2002	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

EXHIBIT 15

IRVING HANDEL & CO. Certified Public Accountants 112 Irving Place Woodmere, NY 11598

Tel: 516-295-9290 Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of March 31, 2002 and the related combined statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

IRVING HANDEL & CO.

Date: May 22, 2002

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
MARCH 31, 2002
EXHIBIT 27
FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated March 31, 2002 and is qualified in its entirety by reference to such financial statements.

Period-Type	3 months
Fiscal-Year	End Dec 31-2002
Period-End	March 31 -2002
Cash	20,807
Securities	0
Receivables	783,748
Allowances	(30,650)
Inventory	9,865
Current-Assets	901,761
PP&E	7,666,226
Depreciation	(2,850,295)
Total Assets	7,281,277
Current Liabilities	1,162,082
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	1,088
Other-SE	4,348,598
Total-Liability and Equity	7,281,277
Sales	946,576
Total Revenues	946,576
CGS	832,404
Total	832,404
Other Expenses	335,351
Loss Provision	0
Interest-Expense	10,696
Income-Pre tax	(231,875)
Income-Tax	1,161
Income-Continuing	(233,036)
Discontinued	0
Extraordinary	0
Changes	(719)
Net Income	(233,755)
EPS-Primary	(.01)
EPS - Diluted	(.01)