Form 10QSB
period 2002-06-30
KBF POLLUTION MANAGEMENT INC
filed 2002-08-15
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	June 30, 2002	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of August 8, 2002::
The number of shares outstanding on August 8, 2002 was 164,021,356, which includes 52,015,586 shares from options that have been exercised under the Registrant's option note plan, which notes continue to be outstanding.
Transitional Small Business Disclosure Format:
Yes X ; No    .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2002

INDEX

PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)

Balance Sheets -
JUNE 30, 2002 and December 31, 2001
3-4
Statement of Income -
Six Months Ended JUNE 30, 2002 and 2001
5
Three Months Ended JUNE 30, 2002 and 2001
6
Statement of Cash Flows -
Three Months Ended JUNE 30, 2002 and 2001
7-8
Notes to Financial Statements
9
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
10-14
PART II - OTHER INFORMATION	15
SIGNATURES	15
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	16
FINANCIAL DATA SCHEDULE	17

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2002
BALANCE SHEET
ASSETS

	6/30/02 Unaudited	12/31/01 Audited
CURRENT ASSETS:
Cash	$ 87,849	$ 32,460
Accounts Receivable (Net of allowance for doubtful accounts of $23,163 & $29,465)	481,055	559,852
Other Receivables	162,678	170,740
Inventories	8,061	11,115
Prepaid Expendable Supplies	19,540	20,703
Other Prepaid Expenses	77,612	112,629
Total Current Assets	836,795	907,499
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,886,331 & $2,691,737)	4,329,813	4,409,447
Leased Property under Capital Leases (Net of Accumulated Amortization of $71,454 & $54,968)	323,015	219,228
Non-Expendable Stock, Parts & Drums	148,150	156,955
Total Fixed Assets	4,800,978	4,785,630
OTHER ASSETS:
Security Deposits	63,292	59,924
License & Patents (Net of Accumulated Amortization of $38,883 & $11,067)	1,017,446	45,262
Capitalized Permit Costs	88,153	87,128
Deferred Financing Costs	383,329	365,209
Total Other Assets	1,552,220	557,523
TOTAL ASSETS	$7,189,993	$6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
JUNE 30, 2002
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	6/30/02 Unaudited	12/31/01 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 649,894	$ 595,245
Accrued Expenses	228,206	137,493
Officer's Loans	1,134	192,039
Current Portion of Long Term Debt	165,000	100,000
Current Portion of Capital Lease Obligations	151,644	111,097
Total Current Liabilities	1,195,878	1,135,874
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,520,000	1,520,000
Long - Term Lease Obligations (Net of Current Portion)	238,863	208,086
Total Long - Term Liabilities	1,758,863	1,728,086
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
JUNE 30, 2002 - 164,021,356 (52,015,586) Not Fully Paid 112,005,770 Fully Paid Shares	1,120
Dec. 31, 2000 - 145,773,966 (49,955,215) Not Fully Paid 95,818,751 Fully Paid Shares		958
Capital in Excess of Par Value	11,887,719	10,394,131
Treasury Stock	(7,828)	(7,828)
Accumulated Deficit	(7,641,317)	(7,000,569)
Total Accumulated Deficit Before Minority Interest	4,239,694	3,386,692
Minority Interest	(4,442)	0
Total Stockholders' Equity	4,235,252	3,386,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 7,189,993	$ 6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2002
STATEMENT OF INCOME
(Unaudited)

	SIX MONTHS ENDED
	6/30/02	6/30/01
REVENUES	$ 1,752,970	$ 1,504,082
LESS: Cost of Operations	1,575,938	1,158,689
Gross Profit	177,032	345,393
LESS: General & Admin. Expenses	678,076	317,258
Selling Expenses	109,335	83,480
Research and Development	8,487	0
Operating Income (Loss)	(618,886)	(55,345)
OTHER INCOME (EXPENSES):
Interest Income	0	0
Interest Expense	(24,469)	(17,293)
Income Tax Provision	(1,854)	(5,027)
NET LOSS INCLUDING MINORITY INTEREST	(645,189)	(67,611)
MINORITY INTEREST PORTION	(4,442)	(6,699)
NET LOSS	(640,747)	(60,912)
Number of Shares Outstanding	112,005,770	87,717,554
Earnings Per Share from Operations	$ (.01)	$ (.00)
Earnings Per Share - Net Income (Loss)	$ (.01)	$ (.00)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2002
STATEMENT OF CASH FLOWS
(Unaudited)
	THREE MONTHS ENDED
	6/30/02	6/30/01
REVENUES	$ 842,394	$ 814,728
LESS: Cost of Operations	$ 779,534	$ 601,741
Gross Profit	62,860	212,987
LESS: General & Admin. Expenses	385,000	164,196
Selling Expenses	75,108	41,407
Research and Development	439	0
Operating Income (Loss)	(397,687)	7,384
OTHER INCOME (EXPENSES):
Interest Income	0	0
Interest Expense	(13,773)	(6,667)
Income Tax Provision	(693)	6,362
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	(412,153)	7,079
MINORITY INTEREST PORTION	(5,161)	(5,607)
NET INCOME (LOSS)	(406,992)	12,686
Number of Shares Outstanding	112,005,770	87,717,554
Earnings Per Share from Operations	(0.00)	.00
Earnings Per Share - Net Income (Loss)	(.00)	.00

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
June 30, 2002
STATEMENT OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED
	6/30/02	6/30/01
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 1,838,069	$ 1,424,191
Cash Paid to Suppliers & Employees	(1,942,462)	(1,428,262)
Interest Paid	(20,574)	(15,590)
Income Taxes Paid	(4,435)	(2,795)
Net Cash Used by Operating Activities	(129,402)	(22,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Purchases of Intangible Assets	(19,145)	(21,410)
Cash Purchases of Equipment	(142,785)	(107,039)
Net Cash Used in Investing Activities	(161,930)	(128,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	15,750	0
Minority Interest Capital Contributions	0	15,825
Officers' Loans	287,095	138,702
Proceeds from Bank Line of Credit	65,000	0
Repayment of Long-Term Debt & Capital Lease Obligations	(21,124)	(51,215)
Net Cash Provided by Financing Activities	346,721	103,312
NET INCREASE (DECREASE) IN CASH	55,389	(47,593)
CASH at Beginning of Period	32,460	54,447
CASH at End of Period	$ 87,849	$ 6,854

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

JUNE 30, 2002
STATEMENT OF CASH FLOWS
(Unaudited)
	SIX MONTHS ENDED
	6/30/02	3/31/01
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET LOSS	$ (645,189)	$ (60,912)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	211,080	183,132
Amortization	27,816	2,084
Bad Debts	(6,302)	(90)
Other Non Cash Items	0	(2,575)
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	8,805	(3,560)
Trade Accounts Receivable	85,099	(27,888)
Other Receivables	8,062	(49,498)
Inventories	3,054	7,466
Prepaid Expenses & Deposits	32,812	1,221
Increase (Decrease) in:
Accounts Payable	54,649	(90,824)
Accrued Expenses	90,712	18,988
	$ (129,402)	$ (22,456)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

June 30, 2002
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES Inventories are comprised of the following major categories:

	6/30/02	12/31/01
Reagents	$ 8,061	$ 11,115
	$ 8,061	$ 11,115

NOTE 3 - OFFICER COMPENSATION Based upon current salary levels, it is anticipated that certain executive officers of the Company will earn and receive expense reimbursement in the form of 6,410,922 stock options issued throughout the year. As of the date of this report, the officers have exercised 4,150,000 of those options at $0.077 per share totaling $319,550. There are 2,260,992 options remaining to be issued through December 31, 2002.

NOTE 4 - OPTIONS The Company has issued 2,168,811 options to certain advisors to the Company during the second quarter. These options were issued with an exercise price equal to the market price on the date of issue and they were immediately exercised under the Company's "Option Note Plan".

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

JUNE 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Total revenues for the six months ended June 30, 2002 increased to $1,752,970 as compared to $1,504,082 for the same period in 2001, corresponding to an increase of 16.5%. The Company attributes this increase in revenues to the Company's recent sales activities, through its various joint venture agreements, and the expansion of the Company's recycling and commodity manufacturing center, resulting in increased market penetration. Management expects this upward trend to continue. The Company realized an increase in revenue despite the generation of historically low volumes of hazardous waste industry-wide during the first half of the year.

The Company's increased revenues are partially attributable to the Company's formation of KBF Commodities, Inc., an 80% owned subsidiary, pursuant to a joint venture agreement executed by the Company in January 2002. The increase in revenues related to this venture was $244,289. The comparative increase in revenues without this joint venture was $4,599 or less than 1%.

Trade accounts receivable on June 30, 2002 were $504,218. These receivables are reduced by an allowance for bad debts in the amount of $23,163, which, based upon the Company's collection history, management believes is adequate. Trade accounts receivable collected in cash subsequently through August 8, 2002 were $404,100.

Cost of operations for the six months ended June 30, 2002 increased to 89.9% of revenues from 77.0% of revenues for the same period in 2001. This increase is primarily due to costs related to the Company's increased treatment capacity associated with higher recycling revenues in the third and fourth quarters of 2001 as well as the first half of 2002. The Company's volume decreased dramatically beginning in the latter portion of the first quarter 2002 due to the generation of historically low volumes of hazardous waste industry-wide. Volumes of hazardous waste have increased to expected levels as of the beginning of the third quarter of 2002. The Company expects the cost of operations to decline in future periods as recycling services volume continues to increase.

General and administrative expenses increased by 113.7% to $678,076 for the six months ended June 30, 2002, from $317,258 for the comparable period in 2001. The increased expenses include $113,700 associated with the Company's subsidiary, KBF Commodities, Inc., which operates out of a separate office. Excluding these costs, general and administrative expenses increased $247,118 or 77.9%, as compared to 2001. This increase is primarily due the partial resumption of reduced cash salaries to officers of approximately $36,378, increased office staff required to service increased revenues of approximately $44,160, increased legal and accounting fees of $52,145, increased miscellaneous administrative costs of $57,921 and increased expenses associated with shareholder relations of approximately $52,469. The Company had anticipated that general and administrative costs would increase, and continues to anticipate increases in future periods with the reinstatement of certain executive salaries and anticipated new hires.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

JUNE 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS SIX JUNE 30, 2002
AS COMPARED TO THE SIX MONTHS ENDED JUNE 31, 2001 (continued)

Selling expenses increased by 30.9%, or $25,855, to $109,335 for the six months ended June 30, 2002, as compared to $83,480 for the comparable period in 2001. This increase is due to the Company's ongoing sales and marketing efforts, and the associated customer service requirements related to the expansion of its recycling and commodity manufacturing center and the activities of the Company's various sales and other joint venture agreements.

The company incurred research and development expenses of $8,487 during the current period related to its development of processes associated to its recently announced contracts.

The Company incurred a net loss of $(73,598) for the first three months of 2001, Interest income continued at zero for the six months ended June 30, 2002 as compared to zero earned during the same period in 2001. Management does not expect to earn any significant interest during the balance of 2002. Interest expense increased by 41.4% or $7,176, to $24,469 for the six months ended June 30, 2002 from $17,293 for the comparable period in 2001. This increase is due to the additional equipment financing incurred during the first six months of 2002.

The Company incurred a net loss of $(640,747) for the first six months of 2002, up from the net loss of $(60,912) for the same period in 2001. This increased loss is attributable to the increased costs described above as well as the generation of historically low volumes of hazardous waste industry-wide beginning in the latter portion of the first-quarter of 2002. Volumes of hazardous waste have increased to expected levels as of the beginning of the third quarter of 2002 and the Company has recently increased its contract demand substantially, thus Management expects that this loss will not reoccur moving forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(359,083) at June 30, 2002. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include certain liabilities which management believes will be settled for reduced amounts. Management additionally intends to avail itself of deferments on certain liabilities.

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

JUNE 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENT: ACQUISITION OF DIVISION OF R.M. JONES & CO., INC.

On December 19, 2001, the Company announced its execution of a non-binding letter of intent with R.M. Jones, pursuant to which, and subject to satisfaction of certain conditions including the completion of due diligence and execution of a definitive agreement between the companies, the Company would acquire the environmental services division of R.M. Jones. R.M. Jones was founded in 1962, and has been providing hazardous waste management services to clients throughout New England since 1980. The environmental services division of R.M. Jones currently has several hundred active customers with over five thousand different industrial wastes. In 1998, R.M. Jones acquired a 50% stake in a Part B permitted treatment, storage and transfer facility in Lowell, Massachusetts and as a precursor to the Company's planned acquisition, in March 2002, acquired the remaining 50% interest in this facility. This facility is one of only seven such facilities in New England and managed well over thirty thousand containers of hazardous industrial waste in calendar year 2000. It was the only facility in New England to receive the Environmental Information Ltd. award for perfect regulatory compliance in 1999 and 2000, and is expected to receive this award again for 2001. The acquisition will include R.M. Jones' interest in this facility. R.M. Jones' environmental services division generated more than $13 million in revenue in 2001. The Company is targeting the consolidated organization to generate $18 million in sales in the first year after the acquisition, and expects revenue growth at a rate in excess of 20% per year for at least the next three years once the acquisition is completed. The Company projects revenues exceeding $25 million within two years in the absence of additional acquisitions. The Company has yet to execute a definitive agreement with R.M. Jones, but expects to complete the acquisition in the third quarter 2002 depending on the timing of completion of certain transactional issues including perfection of sufficient funding.

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

JUNE 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001 (continued)

Selling expenses increased by 81.4%, or $33,701, to $75,108 for the three months ended June 30, 2002, as compared to $41,407 for the comparable period in 2001. This increase is due to the Company's ongoing sales and marketing efforts related to the expansion of its recycling and commodity-manufacturing center.

Interest income continued at zero for the three months ended June 30, 2002 as compared to zero earned during the same period in 2001. Management does not expect to earn any significant interest during the balance of 2002. Interest expense increased by 106.6% or $7,106 to $13,773 for the three months ended June 30, 2002 from $6,667 for the comparable period in 2001. This increase is due to the additional equipment financing incurred during the first six months of 2002.

The Company incurred a net loss of $(406,992) for the three months ended June 30, 2002, as compared to net income of $12,686 for the same period in 2001. This increased loss is attributable to the increased costs described above as well as the generation of historically low volumes of hazardous waste industry-wide beginning in the latter portion of the first-quarter of 2002. Volumes of hazardous waste have increased to expected levels as of the beginning of the third quarter of 2002 and the Company has recently increased its contract demand substantially, thus Management expects that this loss will not reoccur moving forward.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

June 30, 2002

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule
(b) Reports on Form 8-K for the three months ended JUNE 30, 2002.
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

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of June 30, 2002 and the related combined statements of income and cash flows for the six and three-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

IRVING HANDEL & CO.

Date: August 8, 2002

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

JUNE 30, 2002
EXHIBIT 27

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated JUNE 30, 2002 and is qualified in its entirety by reference to such financial statements.

Period-Type	6 months
Fiscal-Year End	Dec 31-2001
Period-End	June 30 -2002
Cash	87,849
Securities	0
Receivables	643,733
Allowances	(23,163)
Inventory	8,061
Current-Assets	836,795
PP&E	7,758,763
Depreciation	(2,957,785)
Total Assets	7,189,993
Current Liabilities	1,195,878
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	1,120
Other-SE	4,234,132
Total-Liability and Equity	7,189,993
Sales	1,752,970
Total Revenues	1,752,970
CGS	1,575,938
Total	1,575,938
Other Expenses	795,898
Loss Provision	0
Interest-Expense	24,469
Income-Pre tax	(638,893)
Income-Tax	1,854
Income-Continuing	(640,747)
Discontinued	0
Extraordinary	0
Changes	0
Net Income	(640,747)
EPS-Primary	(.01)
EPS - Diluted	(.01)