Form 10QSB
period 2002-09-30
KBF POLLUTION MANAGEMENT INC
filed 2002-11-14
CIK 810162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Qtr. Ended:	September 30, 2002	File No.: 2-20954-NY

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	11-2687588 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of November 8, 2002::

The number of shares outstanding on November 8, 2002 was 170,890,000, which includes 52,015,586 shares from options that have been exercised under the Registrant's option note plan, which notes continue to be outstanding.

Transitional Small Business Disclosure Format:
Yes X ; No    .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002

INDEX

PART I - FINANCIAL INFORMATION
Item I - FINANCIAL STATEMENTS (Unaudited)

Balance Sheets -
September 30, 2002 and December 31, 2001
3-4
Statement of Income -
Nine Months Ended September 30, 2002 and 2001
5
Three Months Ended September 30, 2002 and 2001
6
Statement of Cash Flows -
Nine Months Ended September 30, 2002 and 2001
7-8
Notes to Financial Statements
9
Item II - MANAGEMENT'S DISCUSSION AND ANALYSIS
10-14
PART II - OTHER INFORMATION	15
SIGNATURES	15
LETTER FROM INDEPENDENT ACCOUNTANTS REGARDING UNAUDITED INTERIM FINANCIAL INFORMATION	16
FINANCIAL DATA SCHEDULE	17

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002
BALANCE SHEET
ASSETS

	9/30/02 Unaudited	12/31/01 Audited
CURRENT ASSETS:
Cash	$ 142,824	$ 32,460
Accounts Receivable (Net of allowance for doubtful accounts of $22,569 & $29,465)	440,110	559,852
Other Receivables	187,809	170,740
Inventories	9,503	11,115
Prepaid Expendable Supplies	22,012	20,703
Other Prepaid Expenses	81,369	112,629
Total Current Assets	883,627	907,499
FIXED ASSETS:
Property, Equipment & Improvements (Net of Accumulated Depreciation & Amortization of $2,984,853 & $2,691,737)	4,297,365	4,409,447
Leased Property under Capital Leases (Net of Accumulated Amortization of $80,372 & $54,968)	314,097	219,228
Non-Expendable Stock, Parts & Drums	167,072	156,955
Total Fixed Assets	4,778,534	4,785,630
OTHER ASSETS:
Security Deposits	63,292	59,924
License & Patents (Net of Accumulated Amortization of $65,291 & $11,067)	992,018	45,262
Capitalized Permit Costs	100,319	87,128
Deferred Financing Costs	394,229	365,209
Total Other Assets	1,549,858	557,523
TOTAL ASSETS	$7,212,019	$6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002
BALANCE SHEET
LIABILITIES & STOCKHOLDERS' EQUITY

	9/30/02 Unaudited	12/31/01 Audited
CURRENT LIABILITIES:
Accounts Payable - Trade	$ 592,741	$ 595,245
Accrued Expenses	144,851	137,493
Officer's Loans Payable	28,258	192,039
Current Portion of Long-Term Debt	175,000	100,000
Current Portion of Capital Lease Obligations	151,893	111,097
Total Current Liabilities	1,092,743	1,135,874
LONG-TERM LIABILITIES:
Long - Term Debt (Net of Current Portion)	1,520,000	1,520,000
Long - Term Lease Obligations (Net of Current Portion)	206,997	208,086
Total Long - Term Liabilities	1,726,997	1,728,086
STOCKHOLDERS' EQUITY:
Com. Stock par value .00001 per sh. Authorized - 500,000,000 shares Issued & Outstanding
September 30, 2002 - 164,391,356 (52,015,586) Not Fully Paid 112,375,770 Fully Paid Shares	1,129
Dec. 31, 2001 - 145,773,966 (49,955,215) Not Fully Paid 95,818,751 Fully Paid Shares		958
Capital in Excess of Par Value	11,911,710	10,394,131
Treasury Stock	(7,828)	(7,828)
Accumulated Deficit	(7,512,732)	(7,000,569)
Total Stockholders' Equity	4,392,279	3,386,692
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 7,212,019	$ 6,250,652

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002
STATEMENT OF INCOME
(Unaudited)

	NINE MONTHS ENDED
	9/30/02	9/30/01
REVENUES	$ 3,034,423	$ 2,357,322
LESS: Cost of Operations	2,334,459	1,817,697
Gross Profit	699,964	539,625
LESS: General & Admin. Expenses	1,004,285	457,071
Selling Expenses	160,706	125,053
Research and Development	8,757	0
Operating Loss	(473,784)	(42,499)
OTHER INCOME (EXPENSES):
Interest Expense	(36,424)	(25,116)
Income Tax Provision	(1,954)	(431)
NET LOSS INCLUDING MINORITY INTEREST	(512,162)	(68,046)
MINORITY INTEREST PORTION	(0)	(8,374)
NET LOSS	(512,162)	(59,672)
Number of Shares Outstanding	112,375,770	87,717,554
Earnings Per Share from Operations	$ (.00)	$ (.00)
Earnings Per Share - Net Income (Loss)	$ (.00)	$ (.00)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002
STATEMENT OF INCOME
(Unaudited)
	THREE MONTHS ENDED
	9/30/02	9/30/01
REVENUES	$ 1,281,453	$ 853,240
LESS: Cost of Operations	$ 758,521	$ 659,008
Gross Profit	522,932	194,232
LESS: General & Admin. Expenses	326,209	139,813
Selling Expenses	51,371	41,573
Research and Development	270	0
Operating Income	145,082	12,846
OTHER INCOME (EXPENSES):
Interest Expense	(11,955)	(7,823)
Income Tax Provision	(100)	(5,458)
NET INCOME (LOSS) INCLUDING MINORITY INTEREST	133,027	(435)
MINORITY INTEREST PORTION	(4,442)	(1,675)
NET INCOME	128,585	1,240
Number of Shares Outstanding	112,375,770	87,717,554
Earnings Per Share from Operations	.00	.00
Earnings Per Share - Net Income (Loss)	.00	.00

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
September 30, 2002
STATEMENT OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	9/30/02	9/30/01
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash Received from Customers	$ 3,111,857	$ 2,202,632
Cash Paid to Suppliers & Employees	(3,059,828)	(2,236,631)
Interest Paid	(38,288)	(27,799)
Income Taxes Paid	(4,535)	(7,271)
Net Cash Provided (Used) by Operating Activities	9,206	(69,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Purchases of Intangible Assets	(42,211)	(24,216)
Cash Purchases of Equipment	(208,859)	(155,395)
Net Cash Used in Investing Activities	(251,070)	(179,611)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Stock & Warrants	15,750	0
Minority Interest Capital Contributions	0	33,805
Officers' Loans - to Company	314,219	242,218
Proceeds from Bank Line of Credit	75,000	0
Repayment of Long-Term Debt & Capital Lease Obligations	(52,741)	(74,054)
Net Cash Provided by Financing Activities	352,228	201,969
NET INCREASE (DECREASE) IN CASH	110,364	(46,711)
CASH at Beginning of Period	32,460	54,447
CASH at End of Period	$ 142,824	$ 7,736

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002
STATEMENT OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED
	9/30/02	9/30/01
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:
NET LOSS	$ (512,162)	$ (68,046)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	318,520	277,269
Amortization	53,244	3,126
Bad Debts	(6,896)	1,233
Expenses Paid Through the Issuance of Common Stock	24,000	0
Other Non Cash Items	0	(23,586)
(Increase) Decrease :
Non-expendable Stock, Parts & Drums	(10,117)	(3,343)
Trade Accounts Receivable	126,637	(33,119)
Other Receivables	(17,069)	(69,240)
Inventories	1,612	5,876
Prepaid Expenses & Deposits	26,583	(2,584)
Increase (Decrease) in:
Accounts Payable	(2,504)	(238,227)
Accrued Expenses	7,358	81,572
	$ 9,206	$ (69,069)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions and item 310(b) of Regulations S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's 2001 annual report filed on Form 10-KSB and Form 10-SB.

NOTE 2 - INVENTORIES Inventories are comprised of the following major categories:

	9/30/02	12/31/01
Reagents	$ 9,503	$ 11,115
	$ 9,503	$ 11,115

NOTE 3 - OFFICER COMPENSATION Based upon current salary levels, it is anticipated that certain executive officers of the Company will earn 6,410,922 in stock options for the calendar year 2002.

NOTE 4 - OPTIONS The Company has issued 2,168,811 options to certain advisors to the Company during the year. These options were issued with an exercise price equal to the market price on the date of issue and they were immediately exercised under the Company's "Option Note Plan".

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the nine months ended September 30, 2002 increased to $3,034,423 as compared to $2,357,322 for the same period in 2001, corresponding to an increase of 28.7%. The Company attributes this increase in revenues to the Company's recent sales activities and the expansion of the Company's recycling and commodity manufacturing center. The Company realized this increase in revenue despite the generation of historically low volumes of hazardous waste industry-wide during the first half of the year. This increase in volume occured in the face of significant organic attrition as most of the Company's customers produced and shipped lower volumes of hazardous waste due to general economic conditions. While the Company continues to increase its customer base to combat this attrition, certain of the Company's existing customers are increasing their production which Management expects will result in an increasing growth rate of recycling service sales into future periods. Management expects this upward trend in revenue to continue for the foreseeable future.

Cost of operations for the nine months ended September 30, 2002 decreased to 76.9% of revenues from 77.1% of revenues for the same period in 2001. This marginal decrease is primarily due to the economies of scale associated with the Company's increased treatment capacity While the Company's volume decreased markedly during the first half of the year due to the generation of historically low volumes of hazardous waste industry-wide, Management retained sufficient staffing and operational capacity to manage the Company's continued projected long-term increases in volume. Volumes of hazardous waste increased to expected levels as of the beginning of the third quarter of 2002 and are anticipated to remain stable for the foreseeable future. The Company expects the cost of operations to decline in future periods as recycling services volume continues to increase.

General and administrative expenses increased by 119.7% to $1,004,285 for the nine months ended September 30, 2002, from $457,071 for the comparable period in 2001. The increased expense included $125,559 which was attributable to the Company's subsidiary, KBF Commodities, Inc., which was dissolved in July 2002. The remaining portion of the increase is primarily due the partial resumption of reduced cash salaries to officers of approximately $105,991, increased service and operational staffing of approximately $166,442, increased non-recurring legal and accounting fees of $120,959 and increased expenses due to shareholder relations including certain non-recurring expenses associated with the Company's financing efforts of approximately $113,271. The non-recurring portion of the increase in general and administrative expenses, including the costs associated with KBF Commodities, Inc., legal and accounting fees and the Company's financing efforts, totals $359,537. Excluding these costs, general and administrative expenses increased by $187,677 or 41.1%, as compared to the same period in 2001. The Company anticipated that general and administrative costs would increase, and continues to anticipate increases in future periods with the reinstatement of certain executive salaries and anticipated new hires.

Selling expenses increased by 28.5%, or $35,653, to $160,706 for the nine months ended September 30, 2002, as compared to $125,053 for the comparable period in 2001. This increase is primarily due to the Company's increasing sales and marketing efforts, but is also partially due to the Company's former KBF Commodities, Inc. operation (which ceased operation in July 2002). The Company expects selling costs to increase during the balance of 2002, due to its hiring of a number of sales personnel, its ongoing sales and marketing efforts, and the associated service requirements related to the expansion of its recycling and commodity manufacturing center.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (continued)

The company incurred research and development expenses of $8,757 during the current period related to its development of processes associated with its recently announced contracts.

Interest expense increased by 45% or $11,308, to $36,424 for the nine months ended September 30, 2002 from $25,116 for the comparable period in 2001. This increase is due to the additional equipment financing incurred during the first six months of 2002.

Trade accounts receivable on September 30, 2002 were $462,679. These receivables are reduced by an allowance for bad debts in the amount of $22,569, which, based upon the Company's collection history, management believes is adequate. Trade accounts receivable collected in cash subsequently through November 8, 2002 were $280,910.

The Company incurred a net loss of $(512,162) for the nine months ended September 30, 2002, up from the net loss of $(59,672) for the same period in 2001. This increased loss is attributable to the increased costs described above as well as the generation of historically low volumes of hazardous waste industry-wide during the first half of the year and Management's retention of sufficient staffing and operational capacity to manage the Company's continued projected long-term increases in volume. The Company's earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 2002 were $(101,040).

After adjustment for certain of the above described non-recurring expenses, the Company's net loss is $(273,332) for the nine months ended September 30, 2002 and the Company's EBITDA for the nine months ended September 30, 2002 are $137,790.

LIQUIDITY AND CAPITAL RESOURCES

The Company has working capital of $(209,116) at September 30, 2002. This amount is computed by subtracting current liabilities from current assets. Accounts payable and accrued expenses include certain liabilities which management believes will be settled for reduced amounts. Management additionally intends to avail itself of deferments on certain liabilities.

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

September 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT DEVELOPMENT: ACQUISITION OF DIVISION OF R.M. JONES & CO., INC.

On December 19, 2001, the Company announced its execution of a non-binding letter of intent with R.M. Jones, pursuant to which, and subject to satisfaction of certain conditions including the completion of due diligence and execution of a definitive agreement between the companies, the Company would acquire the environmental services division of R.M. Jones. R.M. Jones was founded in 1962, and has been providing hazardous waste management services to clients throughout New England since 1980. The environmental services division of R.M. Jones currently has several hundred active customers with over five thousand different industrial wastes. R.M. Jones owns and operates a RCRA Part B permitted treatment, storage and transfer facility in Lowell, Massachusetts. This facility is one of only seven such facilities in New England and managed well over thirty thousand containers of hazardous industrial waste in calendar year 2001. It was the only facility in New England to receive the Environmental Information Ltd. award for perfect regulatory compliance in 1999 and 2000, and is expected to receive this award again for 2001. The acquisition will include R.M. Jones' interest in this facility. The Company has secured certain financing required to complete the transaction and now expects to execute the acquisition agreement in the fourth quarter 2002. More information on this acquisition will be made available as appropriate.

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

September 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues for the three months ended September 30, 2002 increased to $1,281,453 from $853,240 for the same period in 2001, corresponding to an increase of 50.2%. The Company attributes this increase in revenues to the Company's recent sales activities and the expansion of the Company's recycling and commodity manufacturing center. The Company realized this increase in revenue despite the generation of historically low volumes of hazardous waste industry-wide during the first half of the year. This increase in volume occured in the face of significant organic attrition as most of the Company's customers produced and shipped lower volumes of hazardous waste due to general economic conditions. While the Company continues to increase its customer base to combat this attrition, the Company's existing customers are increasing their production which Management expects will result in an increasing growth rate of recycling service sales into future periods. Management expects this upward trend in revenue to continue for the foreseeable future.

Cost of operations for the three months ended September 30, 2002 decreased to 59.2% of revenues from 77.2% of revenues for the same period in 2001. This decrease is primarily due to the economies of scale associated with the Company's increased treatment capacity. The Company expects the cost of operations to continue to decline in future periods as recycling services volume continues to increase.

General and administrative expenses increased by 133.3% to $326,209 for the three months ended September 30, 2002, from $139,813 for the comparable period in 2001. The increased expenses include $11,860 from KBF Commodities, Inc., which ceased operation in July 2002. The remaining portion of the additional increase is primarily due the partial resumption of reduced cash salaries to officers of approximately $40,029, increased service and operational staffing of approximately $53,560, certain non-recurring legal and accounting fees of $39,442 and increased expenses due to shareholder relations and certain non-recurring expenses associated with the Company's financing efforts of approximately $51,505. The non-recurring portion of the increase in general and administrative expenses, including the costs associated with KBF Commodities, Inc., certain legal and accounting fees and the Company's financing efforts, totals $102,807. Excluding these costs, general and administrative expenses increased $83,589 or 59.8%, as compared to the same period in 2001. The Company anticipated that general and administrative costs would increase, and continues to anticipate increases in future periods with the reinstatement of certain executive salaries and anticipated new hires.

Selling expenses increased by 23.6%, or $9,798, to $51,371 for the three months ended September 30, 2002, as compared to $41,573 for the comparable period in 2001. This increase in selling costs is due to its ongoing sales and marketing efforts related to the expansion of its recycling and commoditymanufacturing center. The Company expects selling costs to increase during the balance of 2002, due to its hiring of new sales personnel, its ongoing sales and marketing efforts, and the associated service requirements related to the expansion of its recycling and commodity manufacturing center.

Interest expense increased by 52.8% or $4,132 to $11,955 for the three months ended September 30, 2002 from $7,823 for the comparable period in 2001. This increase is due to the additional equipment financing incurred during the first six months of 2002.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (continued)

The Company generated a net income of $128,585 for the three months ended September 30, 2002, as compared to net income of $1,240 for the same period in 2001. This increase is primarily attributable to increased market penetration, resulting in an increased customer base and increased volume processed in the Company's recycling and commoditiy manufacturing facility during the third quarter of 2002. The Company's earnings before interest, taxes, depreciation and amortization for three months ended September 30, 2002 was $273,508.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002

PART II - OTHER INFORMATION

Item VI - Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibits No.	Description
15	Letter from independent accountants regarding unaudited interim financial information.
27	Financial Data Schedule
(b) Reports on Form 8-K for the three months ended September 30, 2002.
There were no reports filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBF POLLUTION MANAGEMENT, INC.
Dated: November 14, 2002	KEVIN KREISLER KEVIN KREISLER - PRESIDENT
Dated: November 14, 2002	KATHI KREISLER KATHI KREISLER SECRETARY / TREASURER

EXHIBIT 15

IRVING HANDEL & CO.
Certified Public Accountants
112 Irving Place
Woodmere, NY 11598

Tel: 516-295-9290
Fax: 516-295-9298

REVIEW REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.

We have reviewed the accompanying combined balance sheet of KBF Pollution Management, Inc and Subsidiaries, as of September 30, 2002 and the related combined statements of income and cash flows for the nine and three-month periods ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of KBF Pollution Management, Inc.

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

IRVING HANDEL & CO.

Date: November 13, 2002

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

September 30, 2002
EXHIBIT 27

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the unaudited financial statements dated September 30, 2002 and is qualified in its entirety by reference to such financial statements.

Period-Type	9 months
Fiscal-Year End	Dec 31-2002
Period-End	September 30 -2002
Cash	142,824
Securities	0
Receivables	462,679
Allowances	(22,569)
Inventory	9,503
Current-Assets	883,627
PP&E	7,843,759
Depreciation	(3,065,225)
Total Assets	7,212,019
Current Liabilities	1,092,743
Bonds	0
Preferred-Mandatory	0
Preferred	0
Common	1,129
Other-SE	4,391,150
Total-Liability and Equity	7,225,519
Sales	3,034,423
Total Revenues	3,034,423
CGS	2,334,459
Total	2,334,459
Other Expenses	1,173,748
Loss Provision	0
Interest-Expense	36,424
Income-Pre tax	(510,208)
Income-Tax	1,954
Income-Continuing	(512,162)
Discontinued	0
Extraordinary	0
Changes	0
Net Income	(512,162)
EPS-Primary	(.00)
EPS - Diluted	(.00)