Form 10KSB
period 2002-12-31
KBF POLLUTION MANAGEMENT INC
filed 2003-05-01
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission file number 33-20954

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2687588 (IRS Employer Identification No.)

1 JASPER STREET, PATERSON, NEW JERSEY 07522
(Address of principal executive offices) (Zip Code)

(973)-942-7700
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.00001 par value.

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( _____ )

State issuer's revenues for its most recent fiscal year: $3,980,391.

The number of outstanding shares of common stock as of December 31, 2002 was: 172,787,087, which includes 51,063,086 options that have been exercised under the Registrant's option note plan. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002 was $10,366,025.

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

Recognizing that hazardous industrial wastes were valuable resources from which vast commodities could be reclaimed, the Company's founders set out to develop and refine a cost efficient industrial resource recovery technology to mine these resources and prevent the release of hazardous chemicals into the environment through selective separation at their source. The Company's patented Selective Separation Technology™ ("SST™") (U.S. Pat. Nos.: 5,753,125; 5,908,559; 6,254,782) (licensed by the company from Lawrence Kreisler -- see Note 16 to the Financial Statements, Related Party Transactions) and other patent-pending and proprietary resource recovery technologies are the result of this effort. The Company today is evolving the standard of environmental service with these technologies and the Company's recycling facility; a facility designed for the large-scale provision of a broad array of recycling services based on SST™ that is capable of processing more than 15,000,000 gallons and 50,000 tons of liquid and solid hazardous industrial wastes per year. There, innovative chemical and physical processes engineered for high process, reaction and cost efficiency are used to extract hazards from within industrial waste for reuse as raw materials in the Company's refining and manufacturing processes on a large-scale.

The economics of the Company's business are compelling: the Company provides a competitively priced industrial waste recycling service which is the only viable cost-effective alternative to land-disposal, and manufactures an ore-quality commodity which is sold to direct metal manufacturers. The Company charges its raw materials suppliers to recycle and manufacture products for which the Company gets paid.

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

In 1998, the Company began construction and operations in its first large-scale recycling and commodity manufacturing center in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. ("AMRC"), a wholly owned subsidiary of the Company. The Company invested aggressively in this facility through 1999, 2000 and 2001 while AMRC's recycling continued.

In May 2000, after having largely completed its several million-dollar investment in process infrastructure, the Company executed a service distribution agreement with R.M. Jones & Company, Inc. ("R.M. Jones"), a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement resulted in increased recycling service volume for AMRC in 2001 and 2002. In April 2001, the Company executed a marketing agreement with Ecoflo, Inc., a Greensboro, North Carolina based environmental services provider.

The New England and Northeastern regional markets generate roughly 50 million tons of recyclable liquid and solid industrial wastes annually. The Company's facility, unique in North America, is designed for annual service capacity of 125,000 tons of industrial hazardous wastes.

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

ITEM 1. DESCRIPTION OF BUSINESS (continued)

MARKET OVERVIEW (continued)

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

COMPETITION
The hazardous waste industry is best characterized today as being fragmented. Service quality and type differs from region to region and pricing accordingly is subject to variance from region to region. The Company's principal competition takes the form of disposal in landfill or incineration in general. While there are many companies that provide waste management services (some of which are of considerable size) no single company holds what the Company's Management feels to be a dominant position with significant competitive advantage or a focused suite of core competencies.
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

PATENTS AND PROPRIETARY INFORMATION
The Company's patented 'Selective Separation Technology' (U.S. Pat. Nos.: 5,753,125; 5,908,559; 6,254,782) (licensed by the company from Lawrence Kreisler -- see Note 16 to the Financial Statements, Related Party Transactions) and other patent-pending and proprietary Resource Recovery Technologies separate, remove and recover a wide range of metals from liquid and solid wastes as well as other production and manufacturing media. Through resource recovery, the Company's technologies recycle metals, both hazardous and non-hazardous, in their elemental state at highly competitive prices. Wastes managed with the Company's technologies become products that are comparable and superior to the quality of virgin ore material extracted from the ground.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

PATENTS AND PROPRIETARY INFORMATION (continued)
Use of the Company's technologies eliminates the federally mandated 'cradle-to-grave' liability for which a waste generator would otherwise remain perpetually liable. The Company's technologies apply to manufacturing, industrial and municipal waste processes that contain metals or otherwise produce a metal bearing waste by-product. The Company has many other patent-pending and proprietary resource recovery technologies and processes. The Company is currently utilizes these technologies in its operations pursuant to a license agreement (executed and ratified by the shareholders of the Company in 1997) between Mr. Lawrence M. Kreisler, co-founder of the Company. For more information, SST™ technical specifications are available online in the Technology section of the Company's corporate internet site at www.kbf-pmi.com.
CORPORATE RESTRUCTURING PLAN

In January 2000, the Company began implementing its Corporate Restructuring Plan ("CRP") with the principal objective of restructuring the Company into a full service environmental services company with the ability to scale significantly beyond the Company's current operations. Primary targets of the plan include the acquisition of several qualified environmental services companies and investment in continued vertical integration of the Company's process capabilities. Under the CRP the Company will aggressively seek to acquire and/or enter into strategic alliances and joint ventures with related companies, in the process securing additional experienced management, talented sales personnel, additional infrastructure and the means to maximize the distribution of the Company's existing and anticipated new services.

ITEM 1. DESCRIPTION OF BUSINESS (continued)
Process Infrastructure.
The Company's process infrastructure includes a wastewater treatment operation, a solids drying operation and a physical reaction operation. The wastewater treatment operation has been designed to efficiently implement SST™ for a very broad array of inorganic liquid wastes. At this stage, commodities are prepared and extracted from incoming liquids. The extracted commodities are then routed to the solids drying operation, which is also the first stage of processing for direct incoming solids. After drying and physical reaction, the commodities are in the form of dense metallic ore powders. The physicochemical state of these ore powders is then altered to dramatically increase their commodity valuation. For more information, a virtual tour is available online in the Generator Resources section of the Company's corporate internet site at www.kbf-pmi.com.

SUBSIDIARIES AND DIVISIONS
KBF Pollution Management, Inc. (KBF or the Company) and its wholly owned subsidiaries, American Metals Recovery Corp., New World Recycling, Inc. (formerly AMR, Inc.), and KBF Environmental Services, Inc., (see Note 17 of the Financial Statements) are actively engaged in the environmental services including solid processing capabilities and operates predominately in the Northeast region of the United States. Gryphon Industries, Inc. and Veridium Environmental Corporation are inactive subsidiaries of the Company. Veridium Environmental Corporation is a wholly owned subsidiary of the Company that was formed, pursuant to the laws of the State of Delaware, and capitalized in 2002 to complete the Company's CRP.

TRANSPORTATION SERVICES
Logistics such as transportation and inventory control are critical to the Company's operations. To assist the Company in its management of its logistics, the Company uses the services of Metal Recovery Transportation, Corp. ("MRTC"). Mr. Lawrence M. Kreisler, co-founder of the Company, is the president and sole shareholder of MRTC (see "Certain Relationships and Related Transactions") and personally solely financed the acquisition of MRTC's fleet at a time when the Company was unable to do so. MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters, however, the Company also utilizes other unaffiliated licensed transport companies to supplement MRTC's capabilities. Mr. Lawrence Kreisler receives no salary or other distribution from MRTC.

ITEM 1. DESCRIPTION OF BUSINESS (continued)

EMPLOYEES

The Company currently has forty full-time employees. In addition to its five executive officers, the company employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of the Company's employees and the Company considers its relations with its employees satisfactory.

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

In addition $100,000 is held as a deposit towards the planned purchase of the Company's current recycling facility and an additional $83,066 was spent towards securing patents and permits related to the Company's operation.

ITEM 3. LEGAL PROCEEDINGS
The Company is a party to a matter entitled Somerset Hills Consultants, Inc, et al v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, (including the issuance of 1,500,000 shares of common stock at a purchase price of $0.11 (eleven cents) per share under a stock purchase agreement), plus attorney's fees and costs. As of December 31, 2002, the $165,000 previously received by the Company relating to this matter is included in accounts payable and accrued expenses. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is not party to any material legal proceedings, but is involved in various collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock trades on the over the counter bulletin board maintained by the NASD under the symbol "KBFP."

The following table sets forth, for the periods indicated, the range of high and low closing bid prices for the Company's Common Stock as reported by the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium and obtained from the National Quotation Bureau, LLC. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low
2002 First Quarter	0.16	0.08
2002 Second Quarter	0.10	0.05
2002 Third Quarter	0.08	0.03
2002 Fourth Quarter	0.09	0.04
2001 First Quarter	0.12	0.05
2001 Second Quarter	0.14	0.05
2001 Third Quarter	0.09	0.03
2001 Fourth Quarter	0.24	0.03
Title of Class	Approximate Number of Holders of Record as of March 31, 2003
Common Stock, 0.00001 par value	2,250

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

RECENT SALES OF UNREGISTERED SECURITIES
There were no offerings during 2001 and 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto set forth elsewhere in this annual report.

Results of Operations for the Year Ended December 31, 2002 as Compared to the Year Ended December 31, 2001

Revenues
Total revenues for the year ended December 31, 2002 were $3,980,391 as compared to $3,278,592 for the same period in 2001, corresponding to an increase of $701,799 or 21.4%. The Company attributes these increased revenues to the Company's recent investment in sales and the expansion of the Company's recycling operations. Management expects this upward trend to continue and accelerate due to the Company's planned acquisitions of the Environmental Services Division of R.M. Jones & Co, Inc., Vulcan Waste Systems, Inc., Enviro-Safe, Corp. and Metal Recovery Transportation, Corp., and the completion of the Company's pending merger and consolidation with Veridium Corporation.

Cost of Revenues
Total cost of revenues for the year ended December 31, 2002 were $3,781,496, or 95.00% of revenues, as compared to $2,512,043, or 76.6% of revenues, for the same period in 2001. This represents an increase of $1,269,453, or 50.5%, from the cost of revenues for 2001. This increase is primarily attributable to the costs associated with the Company's increase in revenues and the operation of the Company's KBF Commodities joint venture, which accounted for approximately 81.9% of the increase. In addition the Company accrued certain non-recurring regulatory charges, which accounted for 18.1 % of the increase.

General and Administrative Expenses
Total general and administrative expenses for the year ended December 31, 2002 were $2,258,258 as compared to $797,553 for the same period in 2001. This represents an increase of $1,460,705, or 183.1%, which is mainly attributable to the following: approximately 24.1% is attributable to increased write-offs of $352,455 for bad debts related to the Company's precious metals distribution business; 20.8% of this increase is due to a $301,461 increase in officer salaries; 16.1% of the increase is due to a non-recurring $234,972 increase in investor relations

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

expenses, which related to the Company's various acquisitions and formation of and merger with Veridium; 17.6% of the increase is due to a non-recurring $257,538 increase in legal and consultant expenses related to the acquisitions and expansion efforts behind Veridium; and 8.9 % of the increase is due to a $130,024 increase in general and administrative salaries of which 52.2%, or $68,000, is due to the ceased KBF Commodities joint venture.

Research and Development and Selling Expenses
Total research, development and selling expenses for the year ended December 31, 2002 were $251,572 as compared to $252,502 for the same period in 2001. This represents a decrease of $930 or 0.3%. This decrease is attributable to an increase of 25.8% in selling expense related to higher revenues and offset by a 88.6% decrease in research and development expenses.

Loss on Impairment of Long-Lived Assets
During 2002, the Company identified indicators of possible impairment of its long-lived assets. These indicators included the significant decrease in the market value of facility and equipment and the related permit costs, the history of cash flow losses to date, and the weak general industry conditions. The Company performed an asset impairment test by comparing the expected undiscounted cash flows of the Company to the carrying amount of its long-lived assets. Based on the results of this test the Company determined that its long-lived assets were impaired. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets using the market approach. Impairment charges of long-lived assets totaling $2,541,748 were recorded in 2002 and consisted of the impairment of the Company's machinery and equipment in the amount of $2,455,400, and permit costs in the amount of $86,348. The Company recently secured an independent certified appraisal of these assets in conjunction with the Company's completion of its various acquisitions. This non-cash charge is the result of the Company recognizing the excess value of certain assets in relationship to their appraised value at December 31, 2002.

Other Income (Expense)
Net other expense for the year ended December 31, 2002 was $609,461 as compared to $136,233 for the same period in 2001. This represents an increase of $473,228 or 347.4% which is mainly attributable to the following: approximately 72.5% is due to a non-recurring $343,000 write-off of deferred financing costs related to financing efforts behind Veridium and 33.2% is due to a write-off of $156,955 write-off of fixed assets offset by a 7.6% increase in miscellaneous income due to a gain on extinguishment of debt of $30,000.

Net Loss
The net loss for the year ended December 31, 2002 was $5,464,098 as compared to $421,495 for the same period in 2001. This represents an increase of $5,042,603. The majority of the items noted above, corresponding to 84% of the total net loss, are not part of normal operations and are thus expected to be non-recurring. After adjustment for these items, as well as depreciation, amortization and interest, the Company's net loss for the year ended December 31, 2002 was $847,681. This loss is attributable to the generation of historically low volumes of hazardous waste industry-wide during the first two quarters of 2002 in conjunction with the Company having scaled its recycling operations for greater capacities. Production of hazardous waste returned to expected levels during the third quarter of 2002 and has remained at expected levels since. Management expects that this loss will not reoccur moving forward into future periods given the anticipated accretive impact of the Company's pending acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At December 31, 2002 the Company had cash of $721. This cash represents a decrease of $31,739 from December 31, 2001, as a result of net cash used from operations of $449,652 combined with net cash used in investing activities of $399,082 offset by net cash provided by financing activities of $816,995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Operating Activities
Accounts receivable at December 31, 2002, net of allowance for doubtful accounts, totaled $346,850, a decrease of $213,002 from the December 31, 2001, balance of $559,852. This decrease is a result of increased collection efforts and write-off of certain uncollectible accounts. Accounts payable and accrued expenses at December 31, 2002 totaled $2,018,170, an increase of $998,426 from the December 31, 2001, balance of $1,019,744. This increase is attributable the various items (predominantly including non-cash and non-recurring items) discussed in the preceding sections of the MD&A. The Company has a negative working capital position of $2,184,922 at December 31, 2002. Accounts payable and accrued expenses include approximately $531,000 in interest and accrued fees which the Company expects will be converted to equity through payment in common stock and options, as well as $230,000 in accrued expenses relating to non-recurring regulatory charges, and $188,000 in accrued expenses relating to pending litigation. After adjustment for these non-cash and non-recurring items, the Company's accounts payable and accrued expenses at December 31, 2002 totaled $1,069,170, corresponding to a net negative working capital position of $515,457. $308,749 of this amount relates to accounts payable that are aged greater than 90 days which Management intends to settle for reduced amounts in conjunction with the Company's completion of its pending merger with Veridium Corporation. Management believes that projected increases in sales from its pending acquisition of the Environmental Services Division of R.M. Jones & Co, Inc., Vulcan Waste Systems, Inc., Enviro-Safe, Corp., will have a positive impact on cash flows from operations, and that the completion of the Company's pending merger and consolidation with Veridium along with certain additional asset based financing will provide sufficient working capital for the next twelve months.

Investing Activities
The Company's purchase of capital equipment totaled $213,583 for the year ended December 31, 2002. These expenditures were for the continued expansion and improvements to the Company's recycling facility. In addition $100,000 is held as a deposit towards the planned purchase of the Company's current recycling facility and an additional $83,066 was spent towards securing patents and permits related to the Company's operation.

Financing Activities
In June 2002, the Company secured a line of credit, secured by the Vice Chairman, in the amount of $75,000 with Lakeland Bank. At December 31, 2002, the outstanding balance on this line of credit was $75,000. The line of credit carries a variable interest rate of prime plus two percent. Interest only is due monthly. During the 4th quarter of 2002 the Company secured $490,000 of convertible debentures with several parities. These notes call for interest to be accrued at the rate of 10.0% per annum and convertible, in whole or in part at their due date, at the sole option of the holder into shares of KBF common stock at the lesser of (a) $0.05 per share of KBF common stock or (b) 50 % of the average trailing market price for KBF common stock for the 30 days preceding the date of conversion, but in no event lower than $0.05 per share. The principal and accrued interest shall be due between November 25, 2003 and December 21, 2003. As part of the consideration for a portion of the debt financed an option for 2,000,000 shares of KBF common stock was issued, with an exercise price of $0.05 and a 10 year life. This option expires November 25, 2012. During the year ended December 31, 2002 certain officers of the Company loaned $612,192 to the Company. Certain obligations under capital lease totaling $111,424 were paid during the year ended December 31, 2002. An additional $86,420 was paid towards certain financing costs during the year ended December 31, 2002. In summary, Management continues to take

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Financing Activities (continued)
steps to improve operations and liquidity as discussed above. The losses sustained during 2002 have had a negative impact on the Company's liquidity and will have a material adverse impact on the Company's liquidity position in the event the Company fails to improve operations.

CRITICAL ACCOUNTING POLICIES
In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as, the reported amounts of revenues and expenses during the reporting period. The Company believes the following critical accounting policies affect the more significant estimates used in preparation of the consolidated financial statements:

Impairment of Long-Lived Assets
In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. (See Note 6)

Allowance for Doubtful Accounts. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts which is a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews all accounts receivable balances that exceed 60 days from the invoice date and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.

Accrual of Recycling Costs. The Company accrues for waste inventory based upon a physical count of the total waste at each facility at the end of each accounting period. Current market prices are applied to the end of period waste inventories to calculate the accrual. Costs are calculated using current recycling costs, but economic trends could materially affect our actual costs.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS (continued)

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, as well as requiring the use of purchase accounting method of recording transactions. SFAS No. 141 is applicable to business combinations consummated after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Intangible assets previously recorded in the Company's financial statements will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. As the Company has limited intangible assets, the adoption of SFAS No. 142 did not have any effect on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. The Company adopted SFAS No. 144 on January 1, 2002, and during 2002, the Company recorded an impairment charge of approximately $2,541,748, which was measured in accordance with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company's 2002 consolidated financial statements. The other provisions of SFAS No 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

Recent Accounting Pronouncements (Continued)
In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (a) ability or inability to continue and improve operations and maintain profitability on an annualized basis; (b) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (c) anticipated improvement in the financial performance of the Company; (d) ability to comply with the Company's general working capital requirements; (e) ability to generate sufficient cash flow from operations to fund all costs of operations; (f) potential acquisition of additional related companies; and (h) our application for listing on the American Stock Exchange. Although the Company has submitted a listing application for its common stock with the American Stock Exchange, it does not satisfy all of the listing criteria of the exchange and it may be seeking a partial waiver of at least one of the listing criteria. No assurance can be given that the Company's common stock will be listed on the American Stock Exchange or if so listed, that any trading market will develop.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in herein. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
As per the Form 8K that the Company filed with the SEC on February 12, 2003, the Company terminated its appointment of Irving Handel & Co., Inc. as its independent accountants, and engaged WithumSmith + Brown as its new independent accountants.

PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
IDENTIFICATION OF DIRECTORS

Name	Age	Period Served as Director	Capacities in which currently serving
Kevin E. Kreisler	30	Since July 1998	Chairman, President and Chief Executive Officer
Lawrence M. Kreisler	56	Since 1984	Vice Chairman, Chief Technology Officer
Kathi A. Kreisler	51	Since 1984	Vice President, Secretary, Treasurer
James L. Sonageri	46	Since January 2000 (retired February 2002)	Retired
John Armas	44	Since December 2002	Chief Financial Officer
Stephen Lewen	50	Since January 1998	Director
Ronald Pagano	47	Since December 2002	Director
James Green	49	Since May 2000 (retired October 2002)	Retired

Kevin Kreisler, Chairman of the Board, President and Chief Executive Officer of the Company, served as president from February 2000 to the present, vice president from January 1998 to February 2000 and director since July 1998. With over twelve years of experience in the industry, Mr. K. Kreisler is charged with implementation of the Company's growth initiatives. Mr. Kreisler has continuously worked for the Company in various capacities since 1990. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey. He is the son of Lawrence Kreisler and Kathi Kreisler.

Lawrence M. Kreisler, Vice Chairman and Chief Technology Officer of the Company, is a co-founder of the Company and was Chairman of the Board and a Director from March 1984 to March 2003. Mr. Kreisler invented the technology with which the Company transacts its principal businesses (see "Patents and Proprietary Information"). He served as vice president, secretary and treasurer from March 1984 through December 1994. In January 1995, Mr. Kreisler accepted the Board nomination to serve as president of the Company. From 1973 to 1984 Mr. Kreisler managed pollution treatment systems for several companies in the metal finishing industries. Mr. Kreisler is the husband of Kathi Kreisler, senior vice president, secretary, treasurer and a director of the Company.

Kathi Kreisler, Senior Vice President, Secretary, Treasurer and a director is a co-founder of the Company and served as its president from 1984 through December 1994. She has been a director since March 1984. In January 1995, Ms. Kreisler became vice president, secretary and treasurer of the Company. Ms. Kreisler is the wife of Lawrence Kreisler and mother of Kevin Kreisler.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)

IDENTIFICATION OF DIRECTORS (continued)
Dr. Stephen Lewen has been a physician, and a member of Suffolk Opthamology Associates, P.C. in Bayshore, New York. Dr. Lewen is a graduate of Cornell University, Columbia University and Chicago Medical School.

James Sonageri, Esq., is admitted to practice law in New Jersey, New York and the United States District Courts for the District of New Jersey, the Southern and Eastern Districts of New York, and the United States Supreme Court. He earned his J.D. degree from The John Marshall School where he was a member of the Law Review and the Gavel Society and received his B.S. degree in accounting from Fairleigh Dickinson University. He is a member of the New Jersey State and New York State Bar Associations and a former member of the Board of Trustees of the Criminal Law Section of the New Jersey State Bar Association. By appointment of the Superior Court of New Jersey, Mr. Sonageri serves as a mediator in the Chancery Mediation Program. He is a Master in the C. Willard Heckel Inn of Court, which is sponsored by Rutgers School of Law. He serves on the New Jersey Publications Advisory Committee for Lawyers Cooperative Publishing. He has appeared as an expert guest commentator on Court TV for both civil and criminal cases. Mr. Sonageri served as a Special Assistant United States Attorney in the United States Attorney's Office for the District of New Jersey and as the Supervisor of the White Collar Crime Unit in the Union County Prosecutor's Office. Mr. Sonageri resigned from the board of directors and his post as general counsel of the Company in February 2002.

James Green, senior vice president of the Company, is the vice president of R.M. Jones. Mr. Green was formerly employed as the Chief Operations Officer for Heritage Environmental Services, the largest privately held environmental company in the U.S, where he was responsible for over eight hundred employees in all aspects of sales and operations. Prior to his employ with Heritage, he was a vice president for Laidlaw, Inc., where he was responsible for twenty-four operations in North America with over fifteen hundred employees and $175 million in revenue. He has also served as president of North East Solvents, where he grew an extremely profitable $40 million company from sales of $4 million within four years. Under Mr. Green's management, R.M. Jones' sales have grown more than 350% in five years, from $3.6 million to more than $13 million, with profits growing from break-even to consistent earnings in excess of five hundred thousand dollars per year. Mr. Green resigned from the board of directors and his post as senior vice president of the Company in October 2002.

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

At the December 2001 Annual Shareholders meeting the following persons were elected to the Board of Directors for the year 2002: Lawrence M. Kreisler, for a three year term, Kathi Kreisler, for a two year term, Kevin Kreisler, for a three year term, Steven Lewen, for a two year term, James L. Sonageri, for a one year term, and James Green, for a one year term. In December 2002, the board appointed Mr. Ron Pagano to the board.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (continued)
IDENTIFICATION OF EXECUTIVE OFFICERS

Name	Age	Capacities in which currently serving
Kevin E. Kreisler	30	Chairman, President and Chief Executive Officer
Lawrence M. Kreisler	56	Vice Chairman, Chief Technology Officer
Kathi A. Kreisler	51	Vice President, Secretary, Treasurer
John Armas	43	Chief Financial Officer
James L. Sonageri	47	Retired
James Green	49	Retired

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

John Armas, the Company's Chief Financial Officer, has held senior financial and managerial posts at several large public and private companies, from RCA, Inc. to USA Detergents, Inc. to Prins Recycling Corp. Notably, as the Chief Financial Officer of Prins Recycling, Mr. Armas played an integral role in the rapid scaling of a public, multi-facility recycling company. Mr. Armas holds an M.B.A. and a B.A in accounting.

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

ITEM 9. EXECUTIVE COMPENSATION
The following table provides certain summary information concerning the compensation paid or accrued by the Company during the fiscal years ended December 31, 2002 and 2001 to or on behalf of the Company's President and the other named executive officers of the Company (hereinafter referred to as the "named executive officers") for services rendered in all capacities to the Company whose total aggregate salary and bonus exceeded $100,000:

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation	All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards, Options, SARs
Lawrence M. Kreisler, CTO	2001	22,512	-	4,913	6,167,925	-
	2002	63,510	-	-	-	-
Kathi A. Kreisler, Sr. Vice President	2001	31,872	-	4,656	2,211,938	-
	2002	63,510	-	-	-	-
Kevin E. Kreisler, President and CEO	2001	0	-	924	2,819,999	-
	2002	7,211	-	-	-	-
John Armas, CFO	2001	0	-	0	0	-
	2002	5,192	-	-	1,800,000	-

There were stock options granted to the named executive officers during 2001 and 2002. Some of the named executive officers additionally exercised options in 2001 pursuant to the terms of the Company's Option Note Exercise Plan (See "Stock Options" for further information).

The following table sets forth information concerning option exercises and option holdings for the fiscal years ended December 31, 2001 with respect to the Company's named executive officers. There were no option notes exercised for the year ended December 31, 2002 with respect to the Company's named executive officers. No stock appreciation rights were exercised or outstanding during such fiscal year.

Aggregate Option Exercises and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise	Value (1)	Securities Underlying Unexercised Options		Value of In-the-money Options (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence M. Kreisler	12,360,668	(3)	-	-	-	-
Kathi A. Kreisler	8,824,305	(4)	-	-	-	-
Kevin E. Kreisler	16,361,045	(5)	-	-	-	-

Notes to table regarding option exercises and option holdings for the fiscal years ended December 31, 2002 and 2001 with respect to the Company's named executive officers:

  Realized market price at fiscal year end less exercise price.
  Market price of shares at fiscal year end less exercise price.
  Shares acquired upon exercise include 37,546,018 options exercised under the Company's Option Note Plan.

ITEM 9. EXECUTIVE COMPENSATION (continued)

EMPLOYMENT AGREEMENTS
The Company has entered into an employment agreement with Lawrence M. Kreisler on November 7, 1997 (the "Lawrence Kreisler Employment Agreement"). The Lawrence Kreisler Employment Agreement provides for a five-year term and shall be extended automatically each day for an additional day so that the remaining term of this agreement will be five years at all times. Either party may, by written notice, fix the term of the Lawrence Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to the Lawrence Kreisler Employment Agreement, Mr. Kreisler's annual base salary shall be $165,000, with annual cost of living adjustments. Mr. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 4% of the base weekly salary to Lawrence Kreisler's 401(k) savings plan. Lawrence Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Lawrence Kreisler Employment Agreement) and his employment may be terminated at any time by the mutual consent of the Board of Directors and Mr. Kreisler. If Mr. Kreisler is terminated by the Company for cause, the Company is obligated to pay him all amounts due under the Lawrence Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Lawrence Kreisler Employment Agreement also includes non-competition provisions which prevent Mr. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Mr. Kreisler received stock options, as described above, in lieu of a portion of his cash salary and for repayment of loans during 2002 and 2001.

The Company entered into an employment agreement with Kathi Kreisler on November 7, 1997 (the "Kathi Kreisler Employment Agreement"), which provides for a five-year term from the date signed and shall be extended automatically each day for an additional day so that the remaining term of the agreement will be five years at all times. Either party may, by written notice, fix the term of the Kathi Kreisler Employment Agreement at five years without additional extension and would then end on a date five years from the date of notice. Pursuant to this agreement, Ms. K. Kreisler shall receive an annual base salary of $80,000, with cost of living adjustments. Ms. Kreisler is entitled to reimbursement of business related expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. The Company shall contribute 6% of the base weekly salary to Ms. Kreisler's 401(k) savings plan. Kathi Kreisler's employment may be terminated by the Company at any time for cause (as defined in the Kathi Kreisler Employment Agreement) and her employment may be terminated at any time by the mutual consent of the Board of Directors and Ms. Kreisler. If Ms. Kreisler is terminated by the Company for cause, the Company is obligated to pay her all amounts due under the Kathi Kreisler Employment Agreement, which have accrued but are unpaid as of the date of termination. The Kathi Kreisler Employment Agreement also includes non-competition provisions, which prevent Ms. Kreisler, during the term of the agreement, from participating, directly or indirectly, in the ownership, control, management or employ of any business entities other than the Company without the prior written consent of the Board of Directors. Ms. Kreisler received stock options, as described above, in lieu of a portion of her cash salary during 2002 and 2001.

The terms of the Mr. Kevin Kreisler's employment agreement for 2001 and 2002 included an annual base salary of $125,000 and 150,000 respectively, with an automatic 10% annual increase. Mr. Kevin Kreisler is entitled to reimbursement of business expenses, use of a Company automobile and participation in any employee

ITEM 9. EXECUTIVE COMPENSATION (continued)

EMPLOYMENT AGREEMENTS (continued)
benefits provided to all employees of the Company. Mr. Kreisler received common stock and stock options, as described above, in lieu of a portion of his cash salary and for repayment of loans during 2002 and 2001.

The terms of the Mr. John Armas' employment agreement for 2002 included an annual base salary of $135,000 which will increase to $150,000 in July 2003. Mr. Armas is entitled to reimbursement of business expenses, use of a Company automobile and participation in any employee benefits provided to all employees of the Company. Mr. Armas received stock options, as described above, in 2002.

These employment agreements provide for stock and/or option issuance in lieu of salary on an as needed basis to cover cash payment shortfalls against the agreed upon annual salaries and incentive stock options. These issues are further described in 'Stock Options,' below.

The terms of Mr. Sonageri's employment agreement for 2001 was negotiated on December 29, 2000 and calls for cash remuneration of $52,000 for 260 hours of service. The agreement also called for the revision of Mr. Sonageri options to contain a $0.065 exercise price, the market price of the Company's common stock on December 29, 2000. Mr. Sonageri may accept options instead of cash at the Company's option should his billable hours for 2001 exceed 260. Mr. Sonageri retired from his post as senior vice president and general counsel in February 2002.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, certain information concerning stock ownership by persons known by the company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.

Name and Address of Beneficial Holder or Identity of Group	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Stock
Lawrence M. Kreisler 14 Maria Drive Sparta, New Jersey 07871	25,463,083	14.41% (1) (2)
Kathi A. Kreisler 14 Maria Drive Sparta, New Jersey 07871	12,176,083	6.90% (1)
Kevin E. Kreisler P.O. Box 1134 Sparta, New Jersey 07871	13,693,315	7.76% (3)
James L. Sonageri 2 Strawberry Lane Upper Saddle River, New Jersey 07458	4,072,219	2.31%
Stephen Lewen 10 Cabriolet Lane Melville, NY 11747	2,732,145	1.55%
James Green 461 Cooke Street Farmington, Connecticut 06032	1,850,000	1.05% (4)
John Armas 4 Lenore Court Long Valley, New Jersey 07853	1,800,000	1.04% (5)
All Officers and Directors as a group of seven persons	61,759,845	35.00%
Kreisler Family as a Group	51,305,481	29.06% (6)

  Mr. and Ms. Kreisler each disclaim beneficial ownership of common stock owned by the other.
  Does not include the retirement of 10,354,913 shares.
  Does not include additional shares due.
  Includes 1,850,000 shares of exercisable options for Common Stock.
  Includes 1,800,000 shares of exercisable options for Common Stock.
  Includes stock held by Lawrence M. Kreisler, Kathi A. Kreisler and Kevin E. Kreisler.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
During 2002, the directors and officers of the Company timely filed any relevant transactions on Form 5. Mr. Lawrence M. Kreisler and Mr. Kevin Kreisler did not file timely transactions on Form 4 in 2002, but have corrected this with the filing of the relevant transactions on Form 5.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1996, Metal Recovery Transportation Corp. ("MRTC") was formed and financed solely by Mr. Lawrence M. Kreisler, Vice Chairman and Chief Technology Officer of the Company at a time when the Company was unable to do so (See "Description of Business, Transportation Services") to service the Company's transportation needs. MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. MRTC billed the Company $563,270 and $566,675 in 2002 and 2001, respectively. The Company uses MRTC's fleet to control the Company's distribution logistic at a greatly reduced cost as compared to unaffiliated licensed transporters and MRTC has operated at virtually break-even levels since inception. Mr. Lawrence Kreisler receives no salary or other distribution from MRTC.

In November 1997, the Company executed a License Agreement with Lawrence Kreisler, Vice Chairman and Chief Technology Officer of the Company. Mr. Kreisler granted the Company an exclusive license to Mr. Kreisler's patent rights (See "Description of Business - Patents and Proprietary Information"). The Company may assign or sub-license the License. Mr. Kreisler is to receive a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has to be satisfied by the Company before the obligation to pay royalties begins. The Company provided no financial support for any improvements or related inventions to Mr. Kreisler's processes which might or have resulted in additional patents being issued to Mr. Kreisler.

During 2001 and 2002, the Company utilized the services of Cyngularity Corporation for development and administration of its various management information systems. Cyngularity is majority-owned by Mr. Kevin Kreisler's spouse.

ITEM 14. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our principal executive officer and principal financial and accounting officer have participated in and supervised the evaluation of our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. Based on their evaluation of those controls and procedures as of a date within 90 days of the date of this filing, and of the filing of our original 10-K for the year ended December 31, 2002, our CEO and CFO determined that the controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROLS
There were no significant changes, including any corrective actions with regard to significant deficiencies and material weaknesses, in our internal controls or in other factors that could significantly affect internal controls since the date of the most recent evaluation of these controls by our chief executive officer and chief financial officer.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, ANDREPORTS ON FORM 8-K.

(a) See F-1 for listing of consolidated financial statements:
(b) Reports on Form 8-K.
i) None.
(c) Exhibits.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. KBF POLLUTION MANAGEMENT, INC.

(Registrant)
By:	/S/ KEVIN E. KREISLER KEVIN E. KREISLER, President and Chief Executive Officer
Date:	April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ JOHN ARMAS JOHN ARMAS, Chief Financial Officer
Date:	April 30, 2003

CERTIFICATION OF ANNUAL REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of KBF Pollution Management Inc. (the "Company"), certifies that:

(1) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 30, 2003	/S/ Kevin Kreisler Kevin E. Kreisler Chief Executive Officer
Dated: April 30, 2003	/S/ John Armas John Armas Chief Financial Officer

This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

Certification of Annual Report

I, Kevin Kreisler, certify that:

1. I have reviewed this annual report on Form 10-KSB of KBF Pollution Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/S/ Kevin Kreisler Name: Kevin Kreisler Title: Chief Executive Officer

Certification of Annual Report

I, John Armas, certify that:

1. I have reviewed this annual report on Form 10-KSB of KBF Pollution Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003	/S/ John Armas Name: John Armas Title: Chief Financial Officer

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

PAGE
Independent Auditors' Reports	F-2 - F-3
Consolidated Balance Sheets December 31, 2002 and 2001	F-4
Consolidated Statements of Operations For the Years Ended December 31, 2002 and 2001	F-5
Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2002 and 2001	F-6
Consolidated Statements of Cash Flows For the Years Ended December 31, 2002 and 2001	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
KBF Pollution Management, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of KBF Pollution Management, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBF Pollution Management, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained a significant operating loss in 2002 and has a working capital deficiency of $2,184,922 as of December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown P.C.

New Brunswick, New Jersey
April 10, 2003, except for the second to last paragraph of Note 19 which is dated April 21, 2003, the last paragraphs of Notes 7 and 19 which are dated April 30, 2003, and the last paragraph of Note 15 which is dated April 25, 2003

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of KBF Pollution Management, Inc.:

We have audited the accompanying consolidated balance sheet of KBF Pollution Management, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBF Pollution Management, Inc. as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements certain errors were discovered by management of the Company during the current year. Accordingly, the 2001 financial statements have been restated to correct these errors.

/s/ Irving Handel & Co.
Woodmere, NY 11598
March 27, 2002, except as to Note 3, which is dated April 30, 2003

KBF Pollution Management, Inc. & Subsidiaries
CONSOLIDATED Balance Sheet
DECEMBER 31, 2002 and 2001

ASSETS	12/31/02	12/31/01*
Current Assets:
Cash	$ 721	$ 32,460
Accounts receivable, net	346,850	559,852
Other receivables	78,868	170,740
Inventories	7,886	11,115
Prepaid expenses	119,388	133,332
Total Current Assets	553,713	907,499
Property and Equipment, Net	2,058,525	4,785,630
Other Assets:
Deposits	162,357	59,924
Deposits on patent acquisition from related party	5,108,929	--
Patents and license fees, net	74,332	45,262
Deferred financing costs	116,226	365,209
Capitalized permit costs	53,776	87,128
Total Other Assets	5,515,620	557,523
TOTAL ASSETS	$ 8,127,858	$ 6,250,652

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF Pollution Management, Inc. & Subsidiaries
CONSOLIDATED Balance Sheet
DECEMBER 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS EQUITY	12/31/02	12/31/01*
Current Liabilities:
Note payable, bank	$ 75,000	$ --
Accounts payable and accrued expenses	2,018,170	1,019,744
Officers' loans payable	8,888	192,039
Current maturities of long-term debt	485,000	100,000
Current portion of obligations under capital lease	151,577	111,097
Total Current Liabilities	2,738,635	1,422,880
Long-Term Debt, Net of Current Maturities	1,510,000	1,520,000
Obligations Under Capital Lease, Net of Current Maturities	175,630	208,086
Commitments and Contingencies
Stockholders' Equity: Common stock, $0.00001 par value, authorized 500,000,000 shares, issued 172,787,087 and 95,818,751 shares at December 31, 2002 and 2001, respectively, outstanding 172,687,087 and 95,798,751 shares at December 31,2002 and 2001, respectively	1,729	958
Common stock subscribed, -0- and 50,955,215 shares at December 31, 2002 and 2001, respectively	--	510
Additional paid in capital	16,466,365	14,556,545
Notes receivable - common stock	--	(4,162,924)
Accumulated deficit	(12,751,673)	(7,287,575)
Subtotal	3,716,421	3,107,514
Treasury stock, at cost, 100,000 and 20,000 shares of common stock at December 31, 2002 and 2001, respectively	(12,828)	(7,828)
Total Stockholders' Equity	3,703,593	3,099,686
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,127,858	$ 6,250,652

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF Pollution Management, Inc. & Subsidiaries
Consolidated Statement of operations
for years ended DECEMBER 31, 2002 and 2001

	12/31/02	12/31/01*
Revenues	$ 3,980,391	$3,278,592
Cost of Revenues	3,781,496	2,512,043
Gross Profit	198,895	766,549
Operating expenses:
General and administrative	2,258,258	797,553
Selling, research and development expenses	251,572	252,502
Loss on impairment of long-lived assets	2,541,748	--
Total Operating Expenses	5,051,578	1,050,055
Operating Loss	(4,852,683)	(283,506)
Other Income (Expense):
Write-off of deferred financing costs	(335,403)	--
Write-off of fixed assets	(156,955)	--
Miscellaneous income, net	35,813	--
Interest expense	(152,916)	(146,767)
Minority interests	--	10,534
Total Other Income (Expense), Net	(609,461)	(136,233)
Loss Before Provision For Income Taxes	(5,462,114)	(419,739)
Provision For Income Taxes	1,954	1,756
Net Loss	$ (5,464,098)	$ (421,495)
Basic and Diluted Net Loss Per Common Share	$ (.04)	$ (.00)
Weighted Average Number of Shares of Common Stock Outstanding	129,866,662	89,522,704

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF Pollution Management, Inc. & Subsidiaries
Consolidated Statements of Stockholders' Equity
For years ended DECEMBER 31, 2002 and 2001

	Common Stock		Common Stock Subscribed		Additional Paid In Capital
	Shares	Amount	Shares	Amount
Balance - January 1, 2001 (as previously reported)	87,717,554	$ 877	--	$ --	$ 9,775,398
Adjustments for corrections of errors	--	--	--	--	--
Balance - January 1, 2001 (as restated)	87,717,554	877	--	--	9,775,398
Issuance of common stock (as restated)	8,101,197	81	--	--	618,733
Shares of common stock purchased under Option Note Plan (as restated)	--	--	50,955,215	510	4,139,055
Accrued interest on notes receivable-common stock (as restated)	--	--	--	--	23,359
Net loss (as restated)	--	--	--	--	--
Balance - December 31, 2001	95,818,751	958	50,955,215	510	14,556,545
Issuance of common stock for stock options exercised in exchange for note receivable - common stock	50,955,215	510	(50,955,215)	(510)	--
Issuance of common stock as settlement of long-term debt	1,300,000	13	--	--	84,987
Issuance of common stock in exchange for services rendered	2,010,000	20	--	--	105,480
Issuance of common stock as settlement of accounts payable	670,000	7	--	--	47,993
Issuance of common stock as settlement of officers' loans	10,466,500	105	--	--	637,885
Issuance of common stock as deposit for patent acquisition from related party	10,000,000	100	--	--	599,900
Issuance of common stock under cashless exercise agreement	506,250	5	--	--	(5)
Shares of common stock purchased under Option Note Plan	1,060,371	11	--	--	74,215
Stock options issued for services rendered	--	--	--	--	87,586
Purchase of treasury stock	--	--	--	--	--
Accrued interest on notes receivable-common stock	--	--	--	--	271,779
Assignment of notes receivable - common stock as additional deposit on patent acquisition from related party	--	--	--	--	--
Net loss	--	--	--	--	--
Balance - December 31, 2002	172,787,087	$ 1,729	--	$ --	$ 16,466,365

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF Pollution Management, Inc. & Subsidiaries
Consolidated Statements of Stockholders' Equity
for years ended DECEMBER 31, 2002 and 2001

	Notes Receivable- Common Stock (000's)	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
			Shares	Amount
Balance - January 1, 2001 (as previously reported)	$ -	$ (6,703,817)	20,000	$ (7,828)	$ 3,064,630
Adjustments for corrections of errors	-	(162,263)	-	-	(162,263)
Balance - January 1, 2001 (as restated)	-	(6,866,080)	20,000	(7,828)	2,902,367
Issuance of common stock (as restated)	-	-	-	-	618,814
Shares of common stock purchased under Option Note Plan (as restated)	(4,139)	-	-	-	-
Accrued interest on notes receivable-common stock (as restated)	(23)	-	-	-	-
Net loss (as restated)	-	(421,495)	-	-	(421,495)
Balance - December 31, 2001	(4,162)	(7,287,575)	20,000	(7,828)	3,099,686
Issuance of common stock for common stock subscribed	-	-	-	-	-
Issuance of common stock as settlement of long-term debt	-	-	-	-	85,000
Issuance of common stock in exchange for services rendered	-	-	-	-	105,500
Issuance of common stock as settlement of accounts payable	-	-	-	-	48,000
Issuance of common stock as settlement of officers' loans	-	-	-	-	637,990
Issuance of common stock as deposit for patent purchase	-	-	-	-	600,000
Issuance of common stock under cashless exercise agreement	-	-	-	-	-
Shares of common stock purchased under Option Note Plan	(74)	-	-	-	-
Stock options issued for services rendered	-	-	-	-	87,586
Purchase of treasury stock	-	-	80,000	(5,000)	(5,000)
Accrued interest on notes receivable-common stock	(271)	-	-	-	-
Assignment of notes receivable - common stock in conjunction with buy out of license agreement	4,508	-	-	-	4,508,929
Net loss	-	(5,464,098)	-	-	(5,464,098)
Balance - December 31, 2002	-	$ (12,751,673)	100,000	$ (12,828)	$ 3,703,593

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF Pollution Management, Inc. & Subsidiaries
consolidated Statement of Cash Flows
for years ended december 31, 2002 and 2001

	12/31/02	12/31/01*
Cash Flows From Operating Activities:
Net loss	$ (5,464,098)	$ (421,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	--	10,534
Depreciation and amortization	448,781	376,456
Impairment of long-lived assets	2,541,748	--
Write-off of fixed assets	156,955
Write off of deferred financing costs	335,403	--
Gain on settlement of long-term debt with common stock	(30,000)	--
Common stock and options issued in exchange for services rendered	193,086	72,250
Provision for doubtful accounts	352,291	721
Other non cash items	--	85,298
Changes in:
Accounts receivable	(139,289)	(16,801)
Other receivables	91,872	(12,110)
Inventories	3,229	3,617
Other prepaid expenses and supplies	13,944	63
Accounts payable and accrued expenses	1,046,426	(100,248)
Net Cash Used In Operating Activities	(449,652)	(1,715)
Cash Flows From Investing Activities:
Increase in patent and permits	(83,066)	(29,816)
Increase in deposits	(102,433)	--
Purchases of property and equipment	(213,583)	(231,452)
Net Cash Used In Investing Activities	(399,082)	(261,268)
Cash Flows From Financing Activities:
Increase in note payable, bank	75,000	--
Proceeds from sale of stock and warrants	--	223,084
Purchase of treasury stock	(5,000)	--
Proceeds from long-term debt	490,000	--
Loans from officers	612,192	192,039
Repayment of officers' loans payable	(157,353)	--
Financing costs	(86,420)	(29,806)
Repayment of obligations under capital lease	(111,424)	(144,321)
Net Cash Provided By Financing Activities	816,995	240,996
Net Decrease in Cash	(31,739)	(21,987)
Cash at Beginning of Year	32,460	54,447
Cash at End of Year	$ 721	$ 32,460

* Restated; The Notes to Consolidated Financial Statements are an integral part of these statements

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation:
KBF Pollution Management, Inc. (KBF or the Company) and its wholly owned subsidiaries, American Metals Recovery Corp., New World Recycling, Inc. (formerly AMR, Inc.), and KBF Environmental Services, Inc., (see Note 17) are actively engaged in the environmental services including solid processing capabilities and operates predominately in the Northeast region of the United States. Gryphon Industries, Inc. and Veridium Environmental Corporation are inactive subsidiaries of the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a significant operating loss amounting to $4,852,683 during the year ended December 31, 2002. Also, as of December 31, 2002, the Company had only $721 in cash and current liabilities exceeded current assets by $2,184,922. Therefore, there exists substantial doubt about the Company's ability to continue as a going concern as of December 31, 2002. Management expects that its intended acquisition of several related companies and the completion of its merger with Veridium Environmental Corporation may provide positive financial results beginning in mid 2003. However, there can be no assurance that the Company will achieve its 2003 operating plan, its merger with Veridium or the acquisition of the several related companies. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements of KBF Pollution Management, Inc. and Subsidiaries (the Company) include the accounts of KBF and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Receivables and Credit Policies
Customer accounts receivable at December 31 are summarized as follows:
	2002	2001
Currently Due	$ 366,123	$ 589,317
Less Allowance for Doubtful Accounts	19,273	29,465
Net Due	$ 346,850	$ 559,852

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Interest is not billed or accrued. Accounts receivable in excess of 90 days old are considered delinquent. Payment of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of 90 days from the invoice date. Based on this assessment of current credit worthiness, the Company estimates the portion, if any, of the balance that will not be collected. Management also considers the need for additional general reserves. The Company reviews its valuation allowance on a quarterly basis.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Inventories
Inventories are valued at the lower of cost or market, with cost being determined using the average cost method.

Property and Equipment
Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Useful lives are estimated between 5 and 10 years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Patents and License Fees
The Company capitalizes costs incurred to acquire patents on its products and services. These expenditures as well as the license fees paid to utilize certain patents are amortized on the straight-line method over the related patent term or the term of the license agreement.

Deferred Financing Costs
Deferred financing costs, which represent charges associated with obtaining long-term financing, are capitalized. Costs associated with financing arrangements that are abandoned are written off in the period the potential financing effort is discontinued. Amortization of the financing costs begins when the Company obtains its financing. At December 31, 2002 and 2001, accumulated amortization amounted to $-0-.

Capitalized Permit Costs
The Company has incurred costs as part of the application process required to obtain a number of operating permits. These costs will be amortized over the life of the permits upon the commencement of operations under each permit. At December 31, 2002 and 2001, accumulated amortization amounted to $-0-.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets used in operations are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. (See Note 6)

Prior to January 1, 2002, the Company accounted for its long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, the Company reviewed the recoverability of long-lived assets using an undiscounted cash flow methodology, whenever events or changes in circumstances indicated that carrying amounts may not be recoverable. The Company measured impairment losses using a discounted cash flow methodology.

Research and Development Costs
Expenditures for research and development are expensed as incurred. For the years ended December 31, 2002 and 2001, $6,556 and $57,700, respectively were charged to expense and are included in selling and research and development expenses in the consolidated statements of operations.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Revenue Recognition
Revenue from by-product recovery operations and brokered product is recognized along with the related costs of treatment, disposal and/or transportation at the time of performance of services. Revenue from the direct sale of recovered commodities is recognized when title of the product passes.

Stock-Based Compensation
The Company accounts for employee stock-based compensation in accordance with accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Options issued to non-employees are accounted for in accordance with SFAS 123, "Accounting for Stock-Based Compensation", and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services", using a fair value approach.

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. No stock based employee compensation costs are reflected in the Company's net loss, as all options granted had an exercise price equal to the market value of the Company's underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below:

	2002	2001
Net Loss, as Reported	$ (5,464,098)	$ (421,495)
Deduct: Total Stock-Based Employee Compensation Expense Determined Under Fair Value Based Method for All Awards	(34,762)	(1,167,381)
Pro Forma Net Loss	$ (5,498,860)	$ (1,588,876)
Basic and Diluted Net Loss per Common Share, as Reported	$ (.04)	$ (.00)
Pro Forma Basic and Diluted Net Loss per Common Share	$ (.04)	$ (.02)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Stock-Based Compensation (Continued)
The pro forma results are not intended to be indicative of or a projection of future results. Refer to Note 13 for assumptions used in computing the fair value amounts.

Net Loss Per Common Share
The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Basic loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. As the Company had a net loss in 2002 and 2001, the impact of the assumed exercise of the stock options and convertible debt is anti-dilutive and as such have been excluded from the calculation of diluted loss per share.

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in the amount which are more than amounts insured by the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Financial Instruments
The carrying values of accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair values. The carrying values of the Company's long-term debt and capital lease obligations approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the officers' loans payable due to the related party nature of these items.

Reclassifications
Certain amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Segment Information
The Company operates in a single segment as a full service provider of environmental services within the United States of America.

Retirement Plan
The Company maintained a retirement plan pursuant to Section 401(k) of the Internal Revenue Code for substantially all employees. The plan was terminated in October 2002 at which time all employees became fully vested. The Company elected to contribute $7,410 and $9,050 during 2002 and 2001, respectively.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, as well as requiring the use of purchase accounting method of recording transactions. SFAS No. 141 is applicable to business combinations consummated after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Intangible assets previously recorded in the Company's financial statements will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. As the Company has limited intangible assets, the adoption of SFAS No. 142 did not have any effect on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. The Company adopted SFAS No. 144 on January 1, 2002, and during 2002, the Company recorded an impairment charge of approximately $2,541,748, which was measured in accordance with SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock based compensation. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company's 2002 consolidated financial statements. The other provisions of SFAS No 148 are not expected to be applicable to the Company as the Company has not expressed an intent to change its accounting for stock-based compensation.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Recent Accounting Pronouncements (Continued)
In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation "FIN" No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

Note 3 - Restatement:
Subsequent to the issuance of its financial statements for the year ended December 31, 2001, management determined that certain amounts in the 2001 financial statements should be restated to reflect the correction of errors made in 2001 and prior years. The effects of the restatements are as follows:

	As Previously Reported	As Restated
Balance Sheet:
Accounts payable and accrued expenses (1)	$ 732,738	$ 1,019,744
Stockholders' Equity:
Common stock	$ 958	$ 958
Common stock subscribed (2)	--	510
Additional paid in capital (2)	10,394,131	14,556,545
Notes receivable - common stock (2)	--	(4,139,055)
Accrued interest income on notes receivable-common stock (2)	--	(23,359)
Accumulated deficit (1)	(7,000,569)	(7,287,575)
Subtotal	3,394,520	3,107,514
Treasury stock	(7,828)	(7,828)
Total Stockholders' Equity	$ 3,386,692	$ 3,099,686
Statement of Operations:
Operating loss (1)	$ (273,300)	$ (283,506)
Interest expense (1)	$ (32,230)	$ (146,767)
Total other income (expenses) (1)	$ (32,230)	$ (136,233)
Net Loss (1)	$ (296,752)	$ (421,495)
Basic and diluted net loss per common share	$ (.01 )	$ (.00 )

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Restatements (Continued):
  Interest expense had not been accrued on loan amounts outstanding for the years ended December 31, 2001, 2000 and 1999.
  Stock options exercised under the option note plan which resulted in the issuance of notes receivable - common stock and the related interest income were not reflected as of December 31, 2001. The accrued interest income is recorded in the stockholders' equity section as it is directly related to the option note receivable, which is regarded as a contra equity account until paid.

The Company's financial statements for all years presented have been restated to correct for these errors. The Company's accumulated deficit at the beginning of 2001 has been adjusted for the effects of the restatement on the years prior to 2001.

Note 4 - Inventories:
Inventories are comprised of the following as of December 31:

	2002	2001
Reagents	$ 7,886	$ 11,515

Note 5 - Property and Equipment:
The costs and accumulated depreciation of property and equipment are summarized as follows as of December 31:

	2002	2001
Machinery and Equipment	$ 1,374,330	$ 4,391,767
Office Equipment, Computers and Fixtures	303,054	275,547
Leasehold Improvements	67,026	59,592
Construction in Progress	662,758	2,805,429
Total Property and Equipment	2,407,168	7,532,335
Less Accumulated Depreciation and Amortization	348,643	2,746,705
Property and Equipment, Net	$ 2,058,525	$ 4,785,630

Depreciation charged to operations, which includes amortization of assets under capital lease, was $447,781 and $371,556 for the years ended December 31, 2002 and 2001, respectively. Certain items of equipment acquired are collateral for the long-term debt as described in Notes 9 and 11.

Note 6 - Impairment of Long-Lived Assets:
During 2002, the Company identified indicators of possible impairment of its long-lived assets. These indicators included the significant decrease in the market value of facility and equipment and the related permit costs, the history of cash flow losses to date, and the weak general industry conditions. The Company performed an asset impairment test by comparing the expected undiscounted cash flows of the Company to the carrying amount of its long-lived assets. Based on the results of this test the Company determined that its long-lived assets were impaired. With the assistance of independent valuation experts, the Company determined the fair value of the impaired long-lived assets using the market approach. Impairment charges of long-lived assets totaling $2,541,748 were recorded in 2002 and consisted of the impairment of the Company's machinery and equipment in the amount of $2,455,400, and permit costs in the amount of $86,348.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Patents and Licensing Arrangements:
In 1998, the United States Patent and Trademark Office awarded the Company's Chief Technology Officer and Vice Chairman, a patent on the "Selective Separation Technology," a process that had been developed by the Vice Chairman prior to formation of the Company. Since 1998, two additional patents have been awarded to the Vice Chairman.

Under a licensing agreement entered into in November 1997 with the Vice Chairman, the Company is utilizing these patents in its operations. The agreement calls for royalty payments commencing when the Company has processed a specific amount of chargeable waste in a given year. Under this agreement no royalties were paid or accrued in 2002 or 2001. The agreement is for a minimum of fifteen years after which it will be extended automatically for five years and will extend each day for an additional day so that the remaining term is five years at all times. After the expiration of the minimum term, either party may, by delivery of written notice, at any time fix the term of the agreement at five years without any additional extensions.

In March 2002, the Company's Board of Directors approved the issuance of 10,000,000 shares of restricted common stock of the Company to the Vice Chairman as a deposit against a buy-out of the license agreement and acquisition of the underlying patents. The shares issued had a fair value of $600,000, which is included in deposits on patent acquisition from related party as of December 31, 2002.

On April 30, 2003, under a Memorandum of Understanding, the Company assigned all rights and interests in the notes-receivable common stock for an additional deposit on the patent acquisition as of December 31, 2002. Therefore, the related cost of the notes assigned, totaling $4,508,929, are also included in deposits on patent acquisition from related party as of December 31, 2002. (See Note 19)

Note 8 - Patents and License Fees:
The costs and accumulated amortization of patents and license fees as of December 31, are summarized as follows:

	2002	2001
Patents and License Fees	$ 86,399	$ 56,329
Less: Accumulated Amortization	12,067	11,067
Patents and License Fees, Net	$ 74,332	$ 45,262

Amortization expense amounted to $1,000 and $4,900 for the years ended December 31, 2002 and 2001, respectively. Patent costs are currently not being amortized as the underlying patent has not been granted. Projected amortization expense for the next five years ending December 31 is approximately $1,000 per year based upon the patents and licenses currently being amortized.

Note 9 - Note Payable - Bank:
The Company has a line of credit with a bank (see Note 19). The line, which is due on demand, provides for interest at prime plus 2 percent with maximum borrowings of $75,000. The line is secured by accounts receivable, inventory and equipment and is personally guaranteed by the Company's Vice Chairman. The outstanding balance was $75,000 and $-0- as of December 31, 2002 and 2001, respectively. The bank's prime rate at December 31, 2002 was 4.25 percent.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses as of December 31, consist of the following:

	2002	2001
Accounts Payable	$ 695,277	$ 595,245
Accrued Interest	369,329	263,006
Funds Received From the Pending Sale of Common Stock	165,000	--
Accrued Solid Waste Compliance Costs	230,000	--
Other Accrued Expenses	558,564	161,493
Total	$ 2,018,170	$ 1,019,744

Note 11 - Long-Term Debt:
The Company has outstanding notes payable to individuals totaling $1,450,000 and $1,550,000 as of December 31, 2002 and 2001, respectively. The obligations bear interest at 6.5 percent per annum until paid in full and are due twenty-four months from the commencement of New World Recycling, Inc. (New World) operations, which have yet to commence as of December 31, 2002. Therefore, there are no current maturities as of December 31, 2002 and 2001 related to these notes payable. Principal and interest payments will be due in amounts equal to 41 percent of the net pretax profit of New World. The notes also provide for conversion to the restricted shares of the Company's common stock, at the market rate on conversion date, less a 25 percent lack of marketability discount, of any balance of the obligations remaining at the end of the twenty-four month period. The notes also contain a business-unit-specific profit participation component for the lenders, after the notes have been satisfied, which totals 25 percent of the business-unit-specific profit. The obligations are secured by certain New World equipment, which has a net book value of approximately $350,000 as of December 31, 2002.

During 2002, the Company issued shares of common stock with a fair value of $70,000 to settle $100,000 of the notes payable included above and recorded a $30,000 gain on extinguishment of debt which is included as a component of other income (expense) in the statement of operations.

During 2002, the Company issued a note payable for $15,000 which was settled by the issuance of shares of the Company's common stock with a fair value of $15,000 at the date of issuance.

In June 2002, the Company issued a note payable in the amount of $100,000, bearing interest at 10 percent per year with the principal and interest due in June 2003. Under the terms of the note, if the principal and accrued interest is not paid as of the first anniversary date, the Company shall, at the option of the lender, deliver shares of common stock equal in value to such unpaid amounts at the rate of $0.02 per share. The note is secured by certain New World equipment, which has a net book value of approximately $350,000 as of December 31, 2002.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Long-Term Debt (Continued):
In November 2002, the Company issued preferred convertible debentures in the amount of $250,000, bearing an interest rate of 10 percent per year with the principal and accrued interest due in November 2003. Under the note terms, the note is convertible in whole or in part at any time at the lessor of (a) $0.05 (five cents) per share of the Company's common stock or (b) 50 percent (fifty percent) of the average trailing market price for 30 days preceding the date of conversion, but in no event less than $0.05 per share. The Company shall provide the investor with the right of first refusal on any repurchases of common stock under the Share Repurchase Plan (see Note 13). If the debt is converted into shares of common stock the Company shall, unless waived by the investor, commit no less than 5 percent of the annualized net pre-tax profits of the New World operations to the repurchase of common stock directly from the investor if and to the extent so requested by the investor at the market price per share of common stock on the date of repurchase, which shall occur, at the election of the investor, no less than quarterly on the last day of the quarter and based upon the preceding quarter's net pre-tax profits. In conjunction with the issuance of the preferred convertible debenture, the Company issued options to purchase 2,000,000 shares of common stock at an exercise price of $0.03 per share with a term of 10 years. The Company utilized Black Scholes option pricing model, using a risk free interest rate of 2.0 percent and an expected volatility of .69 percent, to calculate the $18,127 fair value of the options which has been expensed.

In December 2002, the Company issued preferred convertible debentures totaling $125,000, bearing an interest rate of 10 percent per year with the principal and accrued interest due in December 2003. Under the note terms, the note is convertible in whole or in part at the lessor of (a) $0.05 (five cents) per share of the Company's common stock or (b) 50 percent (fifty percent) of the average trailing market price for 30 days preceding the date of conversion, but in no event less than $0.05 per share.

During 2001, a subsidiary of KBF settled a dispute with the local sewerage commission. As part of the settlement, the Company agreed to an administrative settlement of $70,000. The settlement is payable over a period of years, with $10,000 due in December 2003, $10,000 due in December 2004 and the $50,000 balance due in December 2005.

Aggregate maturities of long-term debt of the Company due within the next three years ending December 31, are as follows:

Year	Amount
2003	$ 485,000
2004 (a)	1,460,000
2005	50,000
Total	$ 1,995,000

(a) Amount includes all of the notes payable to individuals which is based upon the assumption that the New World operations will commence in 2003.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Obligations Under Capital Lease:
The Company leases equipment with lease terms expiring through January 2007 with interest rates ranging from 6.0 to 13.6 percent per annum. Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 2002:

Year	Amount
2003	$ 188,386
2004	120,185
2005	66,089
2006	11,113
2007	926
Total Minimum Lease Payments	386,699
Amounts Representing Interest	59,492
Present Value of Net Lease Payments Remaining	327,207
Less Current Portion of Capital Lease Obligations	151,577
Obligations Under Capital Lease, Net of Current Portion	$ 175,630

Certain of the above leases have been assigned to the Company by a related party, Metal Recovery Transportation Corp. (MRTC) (see Note 16). The Company is also the guarantor with respect to these leases. (See Note 15)

Assets capitalized under the above leases and included in property and equipment are as follows:

	2002	2001
Equipment	$ 393,644	$ 274,196
Less Accumulated Amortization	112,113	54,968
Equipment Under Capital Lease - Net	$ 281,531	$ 219,228

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity:

Incentive Stock Option Plan
In May 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the ISO Plan). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100 percent (110 percent in the case of 10 percent shareholders) of the fair market value (100 percent of the closing bid price on the date of grant) of the Company's common stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant, (five years, in the case of 10 percent shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company have the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. As of December 31, 2002, approximately 24,714,851 shares were available for issuance under the plan.

The following is a summary of the common stock options granted, exercised, cancelled or reduced under the plan:

	Number Of Shares	Weighted Average Price
Outstanding as of - January 1, 2001	52,080,971	$ 0.16
Options Granted (as restated)	20,802,576	$ 0.07
Options Exercised	(53,175,035)	$ 0.08
Options Cancelled (as restated)	(503,330)	$ 0.11
Options Reduced	(2,729,222)	$ 0.08
Outstanding as of - December 31, 2001 (as restated)	16,475,960	$ 0.11
Options Granted	7,416,180	$ 0.05
Options Exercised	(1,866,180)	$ 0.07
Options Cancelled	(170,000)	$ 0.12
Outstanding as of - December 31, 2002	21,855,960	$ 0.10

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity:

Incentive Stock Option Plan (Continued)
The following table summarizes information on stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.00-0.10	18,667,877	5.97	$ 0.08	15,017,877	$ .09
0.11-0.20	2,668,083	5.58	$ 0.17	2,668,083	$ .17
0.21-0.30	320,000	3.86	$ 0.26	320,000	$ .26
0.31-0.40	200,000	5.00	$ 0.40	200,000	$ .40
21,855,960		18,205,960

Options exercisable at December 31, 2001 were 16,435,960.

The fair value of each option granted, as disclosed in Note 2, is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Company used an average risk-free interest rate of 2 percent, an average expected life in years of 7.95, an expected volatility of 138.0 percent and $ -0- expected dividends in the fair value calculation.

The weighted average fair value of the Company's stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended December 31, 2002 was $.01 per share.

Option Repricing
As of March 1, 2001, the Company reduced the exercise price for certain employee stock options and for certain advisors to the market price of its common stock, or 110 percent for members of the Kreisler Family, on that date, subject to the terms and conditions of the relevant employment agreements. All repriced options were exercised in 2001.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity (Continued):

Option Note Plan
In May 2001, the Company approved an Option Note Plan. Under the plan all officers, directors, employees and certain advisors of the corporation are entitled to exercise their options by executing a note as payment for the underlying stock. All participants in the Option Note Plan shall voluntarily reduce (forfeit) the number of outstanding options being exercised by five percent. The note shall bear interest at 6.5 percent and be collateralized against the stock purchased. Any stock purchased under the plan will be subject to a twelve-month lockup. Pro-rated repayment of the note, along with the pro-rated interest, must be paid upon the sale of the related shares. During 2002 and 2001, interest on the notes receivable - common stock was recorded as additional paid in capital in the amount of $271,779 and $23,359, respectively. As of December 31, 2002 and 2001, $-0- and $4,162,924 was recorded as notes receivable - common stock and classified as a contra equity account in the Company's consolidated balance sheets (See Note 7). The plan was discontinued in December 2002.

Common Stock Subscribed
During 2001, stock options were exercised under the Option Note Plan, which provided for the issuance of 50,955,215 shares of common stock. As of December 31, 2001, these shares had not been issued due to a processing delay with the Company's transfer agent and, therefore, are included in common stock, subscribed. The actual stock issuance occurred in July 2002.

Share Repurchase Plan
In 2000, the Company enacted a Share Repurchase Plan, further to which the Company plans to commit at least five percent of its recycling net pre-tax revenues and at least thirty-three percent of option exercise proceeds towards repurchases over the next five years as the Company satisfies certain financial performance thresholds discussed below. Under the Repurchase Plan, the stock may be purchased in the open market, by block purchase, or by privately negotiated transactions from time to time in compliance with the SEC's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any specific number of shares. Shares repurchased will be held in the treasury for general corporate purposes or retired. As of December 31, 2002 and 2001, 100,000 and 20,000 shares had been purchased for $12,828 and $7,828, respectively. These shares are included in Treasury Stock and are carried at cost.

Other Changes in Stockholders' Equity
During 2002, the Company issued 1,300,000 shares of common stock with a fair value of $85,000 to settle $115,000 of long-term debt. The Company recorded a $30,000 gain on the extinguishment of debt. (See Note 11).

During 2002, the Company issued 2,010,000 shares of common stock in exchange for services rendered. The shares issued had a fair market value of $105,500 which was charged to the related expenses in the statement of operations.

During 2002, the Company issued 670,000 shares of common stock with a fair value of $48,000 to settle certain outstanding accounts payable.

During 2002, the Company issued 10,466,500 shares of common stock to settle $637,990 of officers' loans payable. (See Note 16)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity (Continued):

Other Changes in Stockholders' Equity (Continued)
In June 2002, the Company issued 10,000,000 shares of common stock with a fair value of $600,000 as a deposit against the purchase of patents from a related party. (See Notes 7 and 19)

In February 2002, an individual exercised 750,000 options to purchase shares of common stock under a net issue exercise provision of the option agreement. This cashless exercise resulted in the issuance of 506,250 shares of common stock.

In June 2002, an individual exercised 1,116,180 options to purchase shares of common stock under the Company's Option Note Plan. This cashless exercise resulted in the issuance of 1,060,371 shares of common stock and a note receivable - common stock in the amount of $74,226.

During 2002, the Company issued 4,366,180 options to purchase shares of common stock to consultants of the Company. These shares had a fair value of $87,586 under the Black-Scholes pricing model which was charged to the related expenses in the statement of operations.

On April 30, 2003, the Company assigned all rights and interests in the notes-receivable common stock for an additional deposit on the patent acquisition from related party as of December 31, 2002. The notes assigned, totaling $4,508,929, are also included in deposits on patents acquisition from related party as of December 31, 2002. (See Note 19)

Note 14 - Income Taxes:
The Company has incurred losses, which have generated net operating loss carryforwards. As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $9,250,000, which expire in 2003 through 2022. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

For the years ended December 31, 2002 and 2001, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

	2002	2001
Deferred Tax Assets:
Net operating loss carryforwards	$ 3,612,020	$ 2,382,820
Allowance for doubtful accounts	8,460	12,935
Property and Equipment	1,097,500	--
	4,717,980	2,395,755
Valuation Allowance	(4,717,980)	(2,395,755)
Net Deferred Tax Assets	$ --	$ --
Change in Valuation Allowance	$ 2,322,225	$ 171,450

The provision for income taxes for the years ended December 31, 2002 and 2001 consisted of state income tax provisions.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies:

Pending Litigation
The Company is a party to a matter entitled Somerset Hills Consultants, Inc, et al v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, (including the issuance of 1,500,000 shares of common stock at a purchase price of $0.11 (eleven cents) per share under a stock purchase agreement), plus attorney's fees and costs. As of December 31, 2002, the $165,000 previously received by the Company relating to this matter is included in accounts payable and accrued expenses. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is not party to any other material legal disputes. The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

Employment Agreements
During 2002, the Company entered into employment agreements with certain of its key executives which provide for fixed compensation and bonuses based upon the Company's operating results, as defined. These agreements generally continue until terminated by the employee or the Company.

Other Commitments and Contingencies
The Company has received compliance and administrative orders from various federal and state agencies for environmental violations. As of December 31, 2002, the Company has accrued $230,000, which is included in cost of revenues, in anticipated settlement of these matters.

In 2001, the Company guaranteed certain lease obligations of Metal Recovery Transportation Corp. (MRTC) (see Note 16) with a lessor with an outstanding balance of $251,871 and $225,095 as of December 31, 2002 and 2001, respectively. These leases are included in the Company's obligation under capital leases (see Note 12). In the event that MRTC defaults these obligations under the lease agreements, the Company is obligated to settle any amounts owed to the lessor.

The Company maintains its corporate offices at its facility located in Paterson, New Jersey. The lease terms, which include a purchase option, provide for the base rent to be paid monthly over six years commencing December 1997. The lease contains renewal options for an additional period of 5 years. The lease obligations are as follows:

Year	Amount
2003	$ 213,550
2004	201,300
Thereafter	--
Total	$ 414,850

The Company is also liable for its pro rated portion of real estate taxes. Rent expenses, including real estate taxes, were $275,695 and $264,436 for 2002 and 2001, respectively.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies (Continued):
In December 2002, the Company entered into discussions with its landlord to exercise its option under their lease agreement to purchase the building they currently occupy as well as the property adjacent to their current building. In conjunction with these discussions, $100,000 is held in escrow by the Company's attorney and is included in deposits as of December 31, 2002.

Acquisition of Environmental Services Division of R.M. Jones & Co., Inc.
On December 11, 2002, the Company executed a purchase agreement for the acquisition of 95 percent of the environmental services division of R.M. Jones & Co., Inc. and associated companies (R.M. Jones) and amendments to those agreements on March 13, 2003 and April 25, 2003 (the "Jones Agreements"). The Jones Agreements call for the acquisition of 100% of the environmental services division of R.M. Jones & Co. Inc. for approximately $3.75 million of debt, equity and cash. The Company has secured sufficient commitments for financing to complete its acquisition of R.M. Jones and the Company expects to close on this transaction in May 2003.

Note 16 - Related Party Transactions:
In May 1996, a new company was formed to service the transportation needs of the Company. The new company, MRTC is owned and financed solely by the Vice Chairman. MRTC is licensed to transport hazardous waste in a territory spanning from Michigan to Georgia to Maine. MRTC billed the Company $563,270 and $566,675 in 2002 and 2001, respectively. The Vice Chairman receives no salary or other distribution from MRTC As of December 31, 2002 and 2001, the Company's outstanding balance due to MRTC was $9,611 and $-0-, respectively and due from MRTC was $30,698 and $-0-, respectively.

In November 1997, the Company executed a License Agreement with the Vice Chairman. The Vice Chairman granted the Company a worldwide, exclusive license to the Vice Chairman's patent rights. The Company may assign or sub-license the License. The Vice Chairman is to receive a royalty fee based on a per gallon rate which differs according to the type and quantity of material processed. The License Agreement has a minimum 15-year term which time changes to 5-year evergreen term. In accordance with the License Agreement, the condition upon which royalty payments begin to accrue has to be satisfied by the Company before the obligation to pay royalties begins. No amounts were paid or accrued in 2002 or 2001. The Company has also made certain deposits to acquire these patents as of December 31, 2002. (See Note 7)

During 2001 and 2002, the Company utilized the services of Cyngularity Corporation for development and administration of its various management information systems. Cyngularity is majority-owned by the President's spouse. In 2002 and 2001, $22,500 and $450, respectively, were charged to general and administrative expense.

Included in long-term debt is a note payable for $100,000 to an individual who served on the Company's Board of Directors for 2001 and part of 2002. Interest expense on this note was approximately $6,500 in 2002 and 2001.

During 2002, certain officers and immediate family members loaned the Company an additional $612,192. The Company made payments against these loans in the amount of $157,353 and issued 10,466,500 shares of common stock with a fair value of $637,990 (see Note 13) to further reduce the balance outstanding.

The Company also leases under an assignment certain equipment from MRTC. (See Note 12)

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Acquisition of Minority Interest:
On May 6, 2000, the Company and R.M. Jones entered into an agreement which called for the formation of KBF Environmental Services, Inc. (KBFES), to be owned 80 percent by the Company and 20 percent by R.M. Jones. The subsidiary provided revenue for the Company utilizing the existing sales force of both R.M. Jones and the Company. The Company issued 1,200,000 options, with a fair value of approximately $109,423 computed under the Black-Scholes pricing model, to R.M. Jones at the end of 2001 to purchase its 20 percent interest in KBFES. Therefore, as of December 31, 2001, the subsidiary was 100 percent owned by the Company.

Note 18 - Supplemental Disclosure of Cash Flow Information:
Supplemental disclosure of cash flow information is as follows for the years ended December 31:

	2002	2001
Cash paid (received) during the year for:
Interest	$ 38,063	$ 27,841
Income taxes	$ --	$ (97,462)
	2002	2001
Disclosure of non-cash investing and financing activities:
Accounts payable and accrued expenses settled through the issuance of common stock and options	$ 48,000	$ 6,240
Common stock issued as settlement of officers' loans payable	$ 637,990	$ --
Settlement of long-term debt with common stock ($30,000 gain recorded)	$ 115,000	$ --
Exercise of stock options in exchange for note receivable - common stock	$ 74,226	$ 4,139,565
Common stock issued for payment of deposits on patent acquisition from related party	$ 600,000	$ --
Common stock and options issued as payment of permit costs, financing costs, equipment and expenses	$ --	$ 320,000
Options issued to redeem minority interests	$ --	$ 69,492
Equipment acquired under capital lease obligations	$ 119,448	$ 139,000
Interest accrued on notes receivable – common stock	$ 271,779	$ 23,359
Assignment of notes receivable – common stock as additional deposit on patent acquisition from related party	$ 4,508,929	$ --

Note 19 - Subsequent Events:

Changes in Stockholders' Equity
On January 2, 2003, the Company issued 1,600,000 options to purchase shares of common stock, with a fair value of $38,090 computed under the Black-Scholes pricing model, to a consultant in exchange for services rendered.

On January 2, 2003, 1,600,000 options to purchase shares of common stock were exercised at an exercise price of $0.04 per share resulting in cash proceeds to the Company totaling $64,000.

On January 7, 2003, the Company issued 3,000,000 options to purchase shares of common stock to employees.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Subsequent Events (Continued):

Changes in Stockholders' Equity (continued)
On March 23, 2003, the Company issued 1,300,000 options to purchase shares of common stock to settle outstanding accounts payable of approximately $27,000 and approximately $25,000 of services to be rendered.

On February 27, 2003, the Company sold 6,250,000 shares of common stock to its Vice Chairman at $0.038 per share resulting in cash proceeds to the Company of $237,500.

During February and March 2003, the Company issued 2,150,000 shares of common stock with a fair value of $107,500 in exchange for services rendered.

During February and March 2003, the Company issued 3,250,000 shares of common stock with a fair value of $170,500 to settle outstanding accounts payable.

Acquisition of Vulcan Waste Systems, Inc.
On December 30, 2002, the Company executed an agreement to acquire Vulcan Waste Systems, Inc. (Vulcan). Vulcan provides the Company with capabilities in the hazardous waste incineration area. The acquisition was consummated on January 22, 2003 with the issuance of 27 million shares of the Company's common stock. The agreement provides that in the event the Company does not consummate the R.M. Jones purchase agreements, this agreement shall be reversed and become null and void.

Additional Agreements in Regard to the Acquisition of the Environmental Services Division of R.M. Jones & Co., Inc.
On January 30, 2003, the Company executed an agreement to acquire the remaining 5 percent interest in the environmental services division of R.M. Jones & Co. Inc. (R.M. Jones). Also, on March 13, 2003 and April 25, 2003, the Company executed amendments to one if its agreements to acquire R.M. Jones. The Company has secured sufficient commitments for financing to complete its acquisition of R.M. Jones and the Company expects to close on this transaction in May 2003 (See Note 15).

Extension of Note Payable - Bank
On April 21, 2003, the Company received an extension on their line of credit, (which is due on demand) until June 30, 2003.

Buy-out of License Agreement and Acquisition of Patent
On April 30, 2003, the Company entered into a Memorandum of Understanding with the Vice Chairman to buy-out the license agreement and acquire the underlying patents (See Note 7). The purchase price was based on an independent appraisal. The balance due to seller, after applying deposits to the purchase price, shall be paid at closing in the form of a 10 year note payable secured against common stock of the Company and their acquired technologies. The note will bear interest at a rate of two percent per annum.