Form 10-Q
period 2003-03-31
KBF POLLUTION MANAGEMENT INC
filed 2003-05-16
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended March 31, 2003
Commission file number 33-20954

KBF POLLUTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2687588 (IRS Employer Identification No.)

1 JASPER STREET, PATERSON, NEW JERSEY (Address of principal executive offices)	07522 (Zip Code)

(973)-942-7700
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

The number of outstanding shares of common stock as of March 31, 2003 was: 219,187,087. Based on the average closing bid and ask price of the Registrant’s common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003 was $10,366,025.

Transitional Small Business Disclosure Format: Yes X ; No .

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
March 31, 2003

INDEX

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS (Unaudited)
Consolidated Balance Sheets –
March 31, 2003 and December 31, 2002
3
Consolidated Statements of Operations -
Three Months Ended March 31, 2003 and 2002
4
Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2003 and 2002
5
Notes to Consolidated Financial Statements
6-9
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
10-11
Item 3. – Controls and Procedures
11
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
13
Item 2. Changes in Securities and Use of Proceeds
13
Item 3. Defaults Upon Senior Securities
13
Item 4. Submission of Matters to a Vote of Security Holders
13
Item5. Other Information
13
Item 6. Exhibits and Reports on Form 8-K
13-15
SIGNATURES	16-17

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Current Assets:
Cash	$ 58,657	$ 721
Accounts Receivable, Net	395,713	346,850
Other Receivables	9,766	78,868
Inventories	9,943	7,886
Prepaid Expenses	207,068	119,388
Total Current Assets	681,147	553,713
Property and Equipment, Net	4,167,475	2,058,525
Other Assets:
Deposits	63,032	162,357
Deposits on Patent Acquisition From Related Party	5,258,929	5,108,929
Patent and License Fees, Net	74,083	74,332
Deferred Financing Costs	222,811	116,226
Capitalized Permit Costs	55,929	53,776
Total Other Assets	5,674,784	5,515,620
TOTAL ASSETS	$10,523,406	$ 8,127,858
LIABILITIES AND STOCKHOLERS’ EQUITY
Current Liabilities:
Note Payable-Bank	$ 75,078	$ 75,000
Accounts Payable and Accrued Expenses	1,882,831	2,018,170
Officers’ Loans Payable	441,817	8,888
Current Maturities of Long-term Debt	497,157	485,000
Current Portion of Obligations Under Capital Lease	145,690	151,577
Total Current Liabilities	3,042,573	2,738,635
Long-Term Debt, Net of Current Maturities	1,500,000	1,510,000
Obligations Under Capital Lease, Net of Current Maturities	151,551	175,630
Commitments and Contingencies
Stockholders’ Equity: Common stock, $0.00001 par value, 500,000,000 shares authorized, 219,287,087 and 172,787,087 shares issued and 219,187,087 and 172,687,087 shares outstanding, respectively 2,193 1,729 Additional Paid-in Capital 18,919,050 16,466,365 Accumulated Deficit	(13,079,133)	(12,751,673)
Subtotal	5,842,110	3,716,421
Treasury stock of 100,000 shares at cost	(12,828)	(12,828)
Total Stockholders’ Equity	5,829,282	3,703,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,523,406	$ 8,127,858

The accompanying Notes are an integral part of these Consolidated Financial Statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	(Restated) 2002
Revenues	$ 1,010,694	$ 946,576
Cost of Revenues	815,356	834,785
Gross Profit	195,338	111,791
Operating Expenses:
General and Administrative	362,136	362,674
Selling and Research and Development	117,616	40,783
Total Operating Expenses	479,752	403,457
Operating Loss	(284,414)	(291,666)
Interest Expense	(42,846)	(34,787)
Loss Before Provision for Income Taxes	(327,260)	(326,453)
Provision For Income Taxes	200	1,161
Net Loss	$ (327,460)	$ (327,614)
Basic and Diluted Net Loss Per Common Share	$ .00	$ .00
Weighted Average Number of Shares of Common Stock Outstanding	207,663,756	87,717,554

The accompanying Notes are an integral part of these Consolidated Financial Statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	(Restated) 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (327,460)	$ (327,614)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities: Non-Cash Operating Expenses from Officers Recorded as Additional Loans Payable	90,306	--
Depreciation and Amortization	30,801	104,998
Common Stock and Options Issued in Exchange for Services Rendered	93,526	4,500
Provision for Doubtful Accounts	12,115	1,185
Changes in: Accounts Receivable	(60,978)	(23,686)
Other Receivables	69,102	(5)
Inventories	(2,057)	1,250
Prepaid Expenses	(87,680)	12,889
Accounts Payable and Accrued Expenses	35,161	125,639
Net Cash Used in Operating Activities	(147,164)	(100,844)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Patents, License Fees and Permit Costs	(2,153)	(5,020)
Decrease in Deposits	99,325	--
Purchases of Property and Equipment	(224,379)	(41,443)
Net Cash Used in Investing Activities	(127,207)	(46,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Note Payable – Bank	78	30,000
Proceeds from Stock Options Exercised	64,000	--
Proceeds from Long-term Debt	2,157	--
Proceeds from Officers’ Loans Payable	359,000	127,200
Repayment of Officers’ Loans Payable	(16,377)	--
Financing Costs	(46,585)	--
Repayment of Obligations Under Capital Lease	(29,966)	(21,546)
Net Cash Provided by Financing Activities	332,307	135,654
Net Increase (Decrease) in Cash	57,936	(11,653)
Cash at Beginning of Period	721	32,460
Cash at End of Period	$ 58,657	$ 20,807

The accompanying Notes are an integral part of these Consolidated Financial Statements.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

1. THE COMPANY

The Company, a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and non-hazardous metal bearing wastes. Much of the Company’s efforts in the years subsequent to its founding were focused on the research, development and implementation of innovative technologies for the recycling of hazardous wastes. During this time the Company developed a strong local following for its services, the revenues from which were eventually leveraged into the Company’s present growth initiatives – initiatives premised on safe, compliant and profitable infrastructure development and service distribution. The Company’s long-term plans are to become the nation’s premier recycling service provider by building and operating centralized recycling and commodity manufacturing facilities in key demographic regions, supported by a web of full service transfer and distribution centers.

In 1998, the Company began construction and operations in its first large-scale recycling and commodity manufacturing center in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. (“AMRC”), a wholly owned subsidiary of the Company. The Company has invested aggressively in this facility to date while its recycling activities continued.

In May 2000, after having largely completed its several million-dollar investment in process infrastructure, the Company executed a service distribution joint venture agreement with R.M. Jones & Company, Inc. (“R.M. Jones”), a New-England based environmental services provider with sales management and a sales force experienced in hazardous waste sales. This agreement resulted in a greatly increased recycling service volume for AMRC in 2001 and 2002. In June 2001, the Company executed a similar agreement with Ecoflo, Inc., a Greensboro, North Carolina based environmental services provider.

The Company completed several major components of its corporate restructuring plan in 2002 and 2003, commencing with the formation of Veridium Corporation and Veridium Environmental Corporation to restructure and recapitalize the Company and to acquire several related companies. In January 2003, the Company completed its acquisition of Vulcan Waste Systems, Inc., a manufacturer of industrial and waste processing equipment with substantial assets including two hazardous waste processing facilities with an annual processing capacity equal to three times that of the AMRC facility (See Note 5). In May 2003, the Company completed its acquisitions of the Environmental Services Division of R.M. Jones, Enviro-Safe, Corp., and Metal Recovery Transportation, Corp. These companies will each be consolidated with the Company into Veridium Corporation (“Veridium”) upon the completion of the Company’s planned merger with Veridium. Pending this event, the consolidated organization is doing business as Veridium Environmental Corporation.

The New England and Northeastern regional markets generate roughly 50 million tons of recyclable liquid and solid industrial wastes annually. The Company’s facility, unique in North America, is designed for annual service capacity of 125,000 tons of industrial hazardous wastes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

The accompanying Unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B and include the results of KBF Pollution Management Inc., (the "Company") and its wholly-owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying Unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Results

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)
MARCH 31, 2003

of operations and cash flows for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

The accompanying consolidated financial statements and financial information were prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations in both the current and prior fiscal years, primarily due to aggressively growing sales and spending related to the creation of Veridium. Management believes that the anticipated accretive impact of the Company’s recent acquisitions will assist the Company in their turnaround plans. However, there can be no assurances that the Company will be successful in this regard.

3. STOCK-BASED COMPENSATION

SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirement of SFAS No. 123. No stock-based employee compensation costs are reflected in the Company’s net loss, as all options granted had an exercise price equal to the market value of the Company’s underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instrument and the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	2003	2002
Net Loss, as Reported	$ (327,460)	$ (327,614)
Deduct: Total Stock-Based Employee Compensation Expense Determined Under the Fair Value Method	(17,130)	(8,691)
Pro Forma Net Loss	$ (344,590)	$ (336,305)
Basic and Diluted Net Loss per Common Share, as Reported	$(.00)	$(.00)
Pro Forma Basic and Diluted Net Loss per Common Share	$(.00)	$(.00)

The pro forma results are not intended to be indicative of or a projection of future results.

4. RELATED PARTY TRANSACTIONS

During the first quarter of 2003, the Company borrowed $267,500 from a related non-affiliate of the Company with a term of five years and an annual interest rate of 2%. The loans are collateralized by the Company’s common stock.

During the first quarter of 2003, the Company borrowed $42,000 from officers for general working capital purposes.

During the first quarter of 2003, the Company advanced $77,000 to MRTC, a related entity, which has been recorded as a prepaid expense.

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)

MARCH 31, 2003

During the first quarter of 2003, the Company assigned the notes receivable from its Chairman and Vice Chairman resulting from the cashless exercise of options to purchase 3,000,000 shares of the Company’s common stock in the amount of $150,000 as an additional deposit on the patent purchase.

On January 29, 2003 the Company borrowed $50,000 from its CFO. The loan is in a form of a preferred convertible debenture and carries an interest rate of 10% per annum. The debenture is convertible at the CFO’s option into common stock. The debenture is due December 21, 2003.

5. ACQUISITION OF VULCAN WASTE SYSTEMS, INC.

On January 22, 2003, the Company acquired Vulcan Waste Systems, Inc. (“Vulcan”). Under the terms of the acquisition agreement, KBF acquired 100% of Vulcan for 27,000,000 shares of the Company’s stock.

For purposes of inclusion in the Company’s consolidated financial statements, the consolidated financial statements include Vulcan’s assets as of March 31, 2003, and Vulcan’s results of operations for the period January 22, 2003 through March 31, 2003. The acquisition has been accounted for as a purchase pursuant to SFAS No. 141.

The pro forma results of operations for the three months ended March 31, 2003 and 2002 (assuming the acquisition of Vulcan occurred on January 1, 2003) are not materially different from reported results.

The acquisition was valued for book purposes at $.07 per share or, $1,890,000, which was the closing price of the Company’s stock on the date of acquisition. The purchase consideration of the acquired assets was allocated to construction in progress. The Vulcan acquisition brings substantial assets to the Company, which are two new state-of-the-art hazardous waste incineration facilities built originally for a total cost of over $22 million.

  OTHER CHANGES IN STOCKHOLDERS’ EQUITY
During the first quarter of 2003, the following equity transactions occurred:
  The Company acquired Vulcan Waste System Inc. for 27,000,000 share of common stock
(See Note 5)
  The Company made an additional deposit on the patent purchase (see Note 4)
  The Company issued 3,250,000 shares of common stock valued at $170,500 to consultants to settle amounts owed at December 31, 2002.
  The Company issued 1,000,000 shares of common stock valued at $60,000 to a consultant as deferred financing costs.
  The Company issued 1,150,000 shares of common stock and 2,900,000 options valued at $93,526 in exchange for services rendered.
  An investor exercised an option and purchased 1,600,000 shares of common stock for $64,000 in cash.

7. RESTATEMENT

As disclosed in the Company’s 2002 financial statements included in Form 10-KSB, management determined that certain amounts in the 2001 financial statements should be restated to reflect the correction of errors. Certain of these errors also affected the Company’s 2002 quarterly reporting and, therefore, the Company has restated the prior year quarterly results as follows:

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONT’D)
MARCH 31, 2003

	As Previously Reported	As Restated
Statement of Operations:
Operating Loss (1)	$ (222,179)	$ (291,666)
Interest Expense (2)	$ (10,696)	$ (34,787)
Net Loss (1)(2)	$ (233,755)	$ (327,614)
Basic and Diluted Net Loss Per Common Share	$ (.00)	$ (.00)

1. Officer’s salaries had not been accrued.

(2) Interest expense had not been accrued on loan amounts outstanding.

1. SUBSEQUENT EVENTS

Acquisition of Environmental Services Division of R.M. Jones & Co., Inc. and Enviro-Safe, Corp.

On May 2, 2003, Veridium Environmental Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of the Environmental Services Division of R.M. Jones & Co., Inc. and Enviro-Safe, Corp. for a mixture of cash, debt and equity totaling approximately $3.75 million dollars, plus the assumption of certain liabilities.

Acquisition of Metal Recovery Transportation, Corp.

On May 2, 2003, Veridium Environmental Corporation, a wholly owned subsidiary of the Company, completed its acquisition of Metal Recovery Transportation, Corp. from the Company’s Vice Chairman for debt totaling approximately $370,000, plus the assumption of certain liabilities. The stock of MRTC will be held in escrow pending the effective transfer of MRTC’s hazardous waste transportation permits.

Trade Accounts Receivable Financing Agreement

In conjunction with the Company’s completion of its various acquisitions, the Company entered into a financing agreement with Prestige Capital Corporation (“PCC”). This agreement dated May 6, 2003 allows for the Company to periodically receive a loan in the form of an advance utilizing its trade accounts receivables as collateral. Certain trade accounts receivable of Environmental Service Division of R.M. Jones & Co., Enviro-Safe Corp. and American Metal Recovery Corp. were financed. The loan maximum is $3,500,000 and has no minimum. Interest is calculated based on the duration of the outstanding receivable.

Related Party Transaction

During the second quarter of 2003 and in conjunction with the Company’s various acquisitions, the Company borrowed $230,000 from a related non-affiliate of the Company with a term of five years and an annual interest rate of 2%. The loans are collateralized by the Company’s common stock at $0.05 per share.

During the second quarter of 2003, and in conjunction with the Company’s various acquisitions, the Company secured a bridge loan of $250,000 from CCH, LLC, pending the Company’s completion of a convertible debenture transaction with CCH, LLC. This bridge financing was collateralized by the common stock of the Company’s Vice Chairman.

Buy-out of License Agreement and Acquisition of Patent

On April 30, 2003, the Company entered into a Memorandum of Understanding with the Vice Chairman to buy-out the license agreement and acquire the underlying patents. The purchase price was based on an independent appraisal. The balance due to seller, after applying deposits to the purchase price, shall be paid at closing in the form of a 10-year note payable secured against common stock of the Company and their acquired technologies. The note will bear interest at a rate of two percent per annum.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward – Looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (a) ability or inability to continue and improve operations and maintain profitability on an annualized basis; (b) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (c) anticipated improvement in the financial performance of the Company; (d) ability to comply with the Company's general working capital requirements; (e) ability to generate sufficient cash flow from operations to fund all costs of operations; (f) potential acquisition of additional related companies; and (h) our application for listing on the American Stock Exchange. Although the Company has submitted a listing application for its common stock with the American Stock Exchange, it does not satisfy all of the listing criteria of the exchange and it may be seeking a partial waiver of at least one of the listing criteria. No assurance can be given that the Company’s common stock will be listed on the American Stock Exchange or if so listed, that any trading market will develop.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in herein. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise

Results of Operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002

Total revenues for the three months ended March 31, 2003 increased to $1,010,694 as compared to $946,576 for the same period in 2002, corresponding to an increase of $64,118 or 6.8%. The Company attributes this increase in revenues to the increased volume associated with new business. Although some of the new business may not be of a recurring nature other areas of growth are considered to be of a steady nature. The Company believes that it will continue to increase its customer base in order to meet capacity goals related to its recycling facility.

Total cost of revenues for the three months ended March 31, 2003 decreased to $815,356 as compared to $834,785 for the same period in 2002, corresponding to a decrease of $19,429 of 2.3%. This marginal decrease is due to improving the efficiency of operating the Company’s recycling facility in addition to an improved product mix. The Company expects the cost of revenues, as a percentage of revenues, to decline in future periods as recycling services volume continues to increase and plant capacity as well economies of scale are realized.

Total general and administrative expenses for the three months ended March 31, 2003 decrease to $362,136 as compared to $362,674 for the same period in 2002, corresponding to a decrease of $538. The decreased expense, although marginal, was the result of combined factors, which included increase legal and insurance costs offset by a decrease in expenses related to shareholder relations. The Company anticipates that general and administrative costs will increase, in future periods with the creation of Veridium and anticipated new hires.

Total selling and research and development expenses for the three months ended March 31, 2003 increased to $117,616 as compared to $40,783 for the same period in 2002, corresponding to an increase of $76,833 or 188.4%. This increase is primarily due to the Company’s increased sales and marketing efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

Total interest expense for the three months ended March 31, 2003 increased to $42,846 from $34,787 for the same period in 2002, corresponding to an increase of $8,059 or 23.2%. This increase is due to the increase in the issuance of debt.

The net loss for the three months ended March 31, 2003 decreased to $327,460 from $327,614 for the same period in 2002, corresponding to a decrease of $154. This decreased loss, although marginal, is still larger than if the Company was operating under normal conditions. However, the Company has incurred increase costs as described above in order to manage the Company’s continued projected long-term growth related to the creation of Veridium. The Company’s net loss before interest, taxes, depreciation and amortization and non-cash expenses for the three months ended March 31, 2003 was $171,320.

Liquidity and Capital Resources

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt obligations and capital leases and planned capital expenditures. The Company’s capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company’s capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At March 31, 2003, the Company had cash of $58,657. This cash represents an increase of $57,936 from December 31, 2002, as a result of net cash used from operations $147,164 combined with net cash used in investing activities of $127,207 offset by net cash provided by financing activities of $332,307.

Operating Activities

Net cash of $147,164 and $100,844 was used in operating activities in the three months ended March 31, 2003 and 2002, respectively. The increase in cash used in operating activities was primarily a result of an increase in prepaids and accounts receivable offset by an increase in non-cash expenditures for services rendered.

Investing Activities

Net cash used in investment activities for the three months ended March 31, 2003 and 2002 was $127,207 and $46,463, respectively. The increase in expenditures for property and equipment, which were made to the Company’s recycling plant which was offset in part by a decrease in deposits.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $332,307 and $135,654, respectively. The increase is primarily attributable to an increase in proceeds from officers’ loans as well as proceeds from options being exercised offset by the repayment of officers’ loans and the payment of financing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT’D)

ITEM 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14©) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to filed in the Quarterly Report on Form 10-QSB has been made know to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company was not involved in any material legal proceedings, other than ordinary litigation incidental to the business and, specifically, was not involved in any material environmental litigation or governmental proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

  The following is a list of exhibits filed as part of the Form 10-
    Certification of Kevin E. Kreisler pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    Certification of John C. Armas pursuant to 81 US.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Reports on Form 8-K
  On February 12, 2003, the Company filed a Report on Form 8-K disclosing that its Board of Directors had elected to change auditors to the CPA firm of WithumSmith+Brown P.C.

SIGNATURES

KBF Pollution Management, Inc.
Dated: May 15, 2003	BY: /s/Kevin E. Kreisler Kevin E. Kreisler Chairman of the Board, President and Chief Executive Officer (Principal Officer)
Dated: May 15, 2003	BY: /s/John C. Armas John C. Armas Chief Financial Officer (Principal Officer)

CERTIFICATIONS

I, Kevin E. Kreisler, Chief Executive Officer of KBF Pollution Management, Inc. certify the:

  I have reviewed this quarterly report on Form 10-QSB of KBF Pollution Management, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 15, 2003	/s/ Kevin E. Kreisler Kevin E. Kreisler Chief Executive Officer KBF Pollution Management, Inc.

CERTIFICATIONS

I, John C. Armas, Chief Financial Officer of KBF Pollution Management, Inc. certify the:

  I have reviewed this quarterly report on Form 10-QSB of KBF Pollution Management, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;
  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 15, 2003	/s/ John C. Armas John C. Armas Chief Financial Officer KBF Pollution Management, Inc.

EXHIBIT 99.1

SECTION 906 OF THE SABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of KBF Pollution Management, Inc. (the” Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the” Report”), the undersigned Chief Financial Office of the Company certifies, pursuant to 19 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirement of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly present, in all material respects, the financial condition and result of operations of the Company.
Date: May 15, 2003	/s/ Kevin E. Kreisler Kevin E. Kreisler Chief Executive Officer KBF Pollution Management, Inc.

EXHIBIT 99.2

SECTION 906 OF THE SABANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of KBF Pollution Management, Inc. (the” Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the” Report”), the undersigned Chief Financial Office of the Company certifies, pursuant to 19 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirement of Section13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly present, in all material respects, the financial condition and result of operations of the Company.
Date: May 15, 2003	/s/ John C. Armas John C. Armas Chief Financial Officer KBF Pollution Management, Inc.

END OF FILING