Form 10KSB/A
period 2002-12-31
KBF POLLUTION MANAGEMENT INC
filed 2003-05-23
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSBA

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

The number of outstanding shares of common stock as of December 31, 2002 was: 182,787,087, which includes 51,063,086 options that have been exercised under the Registrant's option note plan. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2002 was $10,967,225.

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
  Does not include the retirement of 13,993,400 shares.
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

KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders' Equity:

Incentive Stock Option Plan
In May 1999 the shareholders of the Company approved and adopted the KBF 1998 Stock Option Plan (the ISO Plan). The Plan superceded and replaced the Company's 1994 plan, under which no options were issued. The Plan covers 50,000,000 shares of the Company's Common Stock, pursuant to which employees, including officers of the Company are eligible to receive incentive stock options as defined under the Internal Revenue Code of 1986, as amended. In addition, non-qualified stock options may be granted under the Plan to employees and consultants. Under the ISO Plan, options may be granted at not less than 100 percent (110 percent in the case of 10 percent shareholders) of the fair market value (100 percent of the closing bid price on the date of grant) of the Company's common stock on the date of grant. Options granted under the ISO Plan must be exercised within ten years from the date of grant, (five years, in the case of 10 percent shareholders). The optionee may not transfer any option except by will or by the laws of descent and distribution. Options granted under ISO Plan must be exercised within three months after termination of employment for any reason other than death or disability, and within one year after termination due to death or disability, unless extended by the Board of Directors. The Board of Directors of the Company have the power to impose additional limitations, conditions and restrictions in connection with the grant of any option. As of December 31, 2002, approximately 7,378,899 shares were available for issuance under the plan.

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

During the first quarter 2003, the Company borrowed $267,500 from a related non-affiliate of the Company with a term of five years and an annual interest rate of 2%. The loans are collateralized by the Company's common stock at $0.05 per share.

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