Form 10QSB
period 2003-06-30
KBF POLLUTION MANAGEMENT INC
filed 2003-08-26
CIK 810162

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB
                              ---------------------


                QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 30, 2003






                         KBF POLLUTION MANAGEMENT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


New York                               33-20954                       11-2687588
--------------------------------------------------------------------------------
(State of other jurisdiction of   (Commission file number)      (IRS Employer
incorporation or organization)                               Identification No.)


1 JASPER STREET, PATERSON, NEW JERSEY                                   07522
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (973) 942-7700
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

The number of outstanding shares of common stock as of June 30, 2003 was 307,857,459. Based on the average closing bid and ask price of the Registrant's common stock, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $13,853,586.

Transitional Small Business Disclosure Format:  Yes         No  X .
                                                    ---      ---

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

           Quarterly Report for the Fiscal Quarter Ended June 30, 2003

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

 Consolidated Balance Sheet, June 30, 2003 and December 31, 2002...............3

 Consolidated Statements of Operations
  For the Three and Six Months Ended June 30, 2003 and 2002....................4

 Consolidated Statements of Cash Flows
  For the Six Months Ended June 30, 2003 and 2002..............................5

 Notes to Consolidated Financial Statements....................................6

Item 2.  Managements' Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13

Item 3.  Controls and Procedures..............................................17



PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds............................17

Item 3.  Defaults Upon Senior Securities......................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 5.  Other Information....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18



SIGNATURES....................................................................19





                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     June 30,      December 31,
                                                                       2003            2002
                                                                       ----            ----
ASSETS:
Current Assets:
   Cash .......................................................   $     43,011    $        721
   Accounts Receivable, Net ...................................      3,196,917         346,850
   Other Receivables ..........................................          2,280          78,868
   Inventories ................................................         20,903           7,886
   Prepaid Expenses ...........................................        223,061         119,388
                                                                  ------------    ------------
       Total Current Assets ...................................      3,486,172         553,713

Property and Equipment, Net ...................................      5,293,380       2,058,525

Other Assets:
   Deposits ...................................................         85,895         162,357
   Deposits on Patent Acquisition from Related Parties, Net ...      8,316,747       5,108,929
   Patent and License Fees, Net ...............................         68,794          74,332
   Deferred Financing Costs, Net ..............................        796,794         116,226
   Permits, Net ...............................................        296,275          53,776
   Goodwill ...................................................      6,435,279            --
                                                                  ------------    ------------
       Total Other Assets .....................................     15,999,784       5,515,620
                                                                  ------------    ------------

            TOTAL ASSETS ......................................   $ 24,779,336    $  8,127,858
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
   Short Term Borrowings ......................................   $  1,648,008    $     75,000
   Accounts Payable and Accrued Expenses ......................      5,090,217       2,018,170
   Officers' Loans Payable ....................................        290,521           8,888
   Current Maturities of Long-Term Debt .......................      4,588,687         485,000
   Current Portion of Obligations Under Capital Lease .........        142,776         151,577
                                                                  ------------    ------------
       Total Current Liabilities ..............................     11,760,209       2,738,635

Long-Term Debt, Net of Current Maturities .....................      2,449,004       1,510,000
Obligations Under Capital Lease, Net of Current Maturities ....        129,917         175,630
Deferred Taxes ................................................         18,485            --
Commitments and Contingencies .................................           --              --
Redeemable Common Stock .......................................        560,000            --

Stockholders' Equity:
   Common stock, $0.00001 par value, 500,000,000 shares
   Authorized, 307,757,459 and 182,787,087 shares issued and
   307,657,459 and 182,687,087 shares outstanding, respectively          3,012           1,729
   Additional Paid-in Capital .................................     23,814,032      16,466,365
   Accumulated Deficit ........................................    (13,942,495)    (12,751,673)
                                                                  ------------    ------------
       Subtotal ...............................................      9,874,549       3,716,421
   Treasury Stock of 100,000 Shares at Cost ...................        (12,828)        (12,828)
                                                                  ------------    ------------

       Total Stockholders' Equity .............................      9,861,721       3,703,593

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 24,779,336    $  8,127,858
                                                                  ============    ============

              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.



                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                          For the                           For the
                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                           June 30,
                                                                   (Restated)                     (Restated)
                                                     2003            2002                2003        2002
                                                     ----            ----                ----        ----

Revenues: ..............................   $   3,078,094    $     806,394    $   4,088,788    $   1,752,970
   Cost of Revenues ....................       2,335,760          688,413        3,151,116        1,523,198
                                           -------------    -------------    -------------    -------------
     Gross Profit ......................         742,334          117,981          937,672          229,772

Operating Expenses:
   General and Administrative ..........         712,762          315,402        1,074,898          768,212
   Selling and Research and Development          481,103           77,039          598,719          117,822
                                           -------------    -------------    -------------    -------------
   Total Operating Expenses ............       1,193,865          392,441        1,673,617          886,034
                                           -------------    -------------    -------------    -------------

Operating Loss .........................        (451,531)        (274,460)        (735,945)        (656,262)

Other Income (Expense):
   Write-off of Deferred Financing Costs         (60,604)            --            (60,604)            --
   Gain on Sale of Fixed Assets ........          14,000             --             14,000             --
   Interest Expense ....................        (363,148)         (21,000)        (405,994)         (55,787)
                                           -------------    -------------    -------------    -------------
     Total Other Income (Expense), Net .        (409,752)         (21,000)        (452,598)         (55,787)
                                           -------------    -------------    -------------    -------------
Loss Before Provision for Income Taxes .        (861,283)        (295,460)      (1,188,543)        (712,049)

Provision for Income Taxes .............          (2,100)            (693)          (2,300)          (1,854)
                                           -------------    -------------    -------------    -------------

Net Loss ...............................   $    (863,383)   $    (296,153)   $  (1,190,843)   $    (713,903)
                                           =============    =============    =============    =============

Basic Net Loss Per Common Share ........   $        (.00)   $        (.00)   $        (.01)   $        (.01)
                                           =============    =============    =============    =============

Weighted Average Number of Shares of
Common Stock Outstanding ...............     227,970,553      122,005,770      218,019,933      122,005,770
                                           =============    =============    =============    =============





              The accompanying Notes are an integral part of these
                       Consolidated Financial Statements.






                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                    2003               2002
                                                                    ----               ----
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss ...................................................   $(1,190,843)   $  (713,903)
   Adjustment to Reconcile Net Loss to Net Cash
     Used in Operating Activities:
   Depreciation and Amortization ..............................       359,057        186,156
   Common Stock and Options Issued in Exchange
     for Services Rendered ....................................        82,808          4,500
   Provision for Doubtful Accounts ............................        30,763         (6,302)
   Changes in:
     Accounts Receivable ......................................      (650,579)        85,099
     Other Receivables ........................................        76,588          8,062
     Inventories ..............................................       (13,017)        11,859
     Prepaid Expenses .........................................      (120,031)        32,812
     Accounts Payable and Accrued Expenses ....................     1,261,496        199,697
                                                                  -----------    -----------
     Net Cash Used in Operating Activities ....................      (163,758)      (196,697)

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash Used in Acquisition of Subsidiary, Net of Cash Acquired      (184,688)          --
   Increase in Patents, License Fees and Permits Costs ........         5,040        (19,145)
   Decrease in Deposits .......................................        78,412           --
   Purchase of Property and Equipment .........................      (337,996)      (142,745)
                                                                  -----------    -----------
     Net Cash Used in Investing Activities ....................      (439,232)      (161,930)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from (Payment of) Short Term Borrowings ...........      (251,284)        65,000
   Proceeds from Stock Options Exercised and Sale of Stock ....        95,397         15,000
   Proceeds from Officers' Loans Payable ......................       255,438        355,140
   Repayment of Officers' Loans Payable .......................       (76,227)          --
   Repayment of Long Term Debt ................................       (59,744)          --
   Repayment of Obligations Under Capital Lease ...............       (54,514)       (21,124)
   Increase in Deferred Financing Costs .......................        58,389           --
   Proceeds from Short Term Debt ..............................       677,825           --
                                                                  -----------    -----------
     Net Cash Provided by Financing Activities ................       645,280        414,016
                                                                  -----------    -----------

Net Increase (Decrease) in Cash ...............................        42,290         55,389

Cash at Beginning of Period ...................................           721         32,460
                                                                  -----------    -----------

Cash at End of Period .........................................   $    43,011    $    87,849
                                                                  ===========    ===========




                 The accompanying Notes are an integral part of
                    these Consolidated Financial Statements


                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Quarterly Report for the Fiscal Quarter Ended June 30, 2003 (continued)

                 KBF POLLUTION MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Quarterly Report for the Fiscal Quarter Ended June 30, 2003

1. THE COMPANY

The Company, a New York Corporation, was organized in 1984 under the name Kreisler Bags & Filtration, Inc., which name was changed to KBF Pollution Management, Inc. in 1986. The Company was founded to develop a market for an array of proprietary physiochemical recycling technologies that were invented by the Company's founder. The Company has traditionally specialized as a wastewater recycling service provider, recycling liquid hazardous and non-hazardous metal bearing wastes with these technologies. Much of the Company's efforts in the years subsequent to its founding were focused on the commercial development and implementation of the Company's innovative and environmentally friendly technologies. The Company's long-term plan is to build and operate centralized recycling facilities in key demographic regions, supported by a web of full service transfer and distribution centers.

In 1998, the Company began construction and operations in its first large-scale recycling facility in Paterson, New Jersey. This facility operates as American Metals Recovery, Corp. ("AMRC"), a wholly owned subsidiary of the Company. The Company invested aggressively in this facility from 1998 to the present time while its recycling activities continued.

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

The Company completed several major components of its corporate restructuring plan in 2002 and 2003, commencing with the formation of Veridium Corporation and Veridium Environmental Corporation. In May 2003, the Company completed its acquisitions of the Environmental Services Division of R.M. Jones, which includes Jones Environmental Services, LLC and Subsidiary, Enviro-Safe, Corp., and Metal Recovery Transportation, Corp. These companies will each be consolidated with the Company into Veridium Corporation ("Veridium"). Pending this event, the consolidated organization is doing business as Veridium Environmental Corporation.

The merger with Veridium and the Company's pending application for listing on the American Stock Exchange are among the final steps of the Company's corporate restructuring plan, the principal goal of which is to optimally position the Company for the accelerated execution of its business model. Upon completion of the merger with Veridium, the consolidated company will develop its markets organically and acquisitively as a premier environmental services provider that focuses on the use of state-of-the-art green technologies to recycle, reuse and mine commodities, or Veridium, from industrial hazardous wastes. Veridium will be the consolidated company's core brand. Its etymology follows from the Latin for green, or viridis, and the use of a suffix ("-ium") commonly reserved for use in the description of elements and metals. Literally translated, Veridium is Green Metal.

Veridium's mission is to minimize and eliminate the need for disposal and reduce the burden on natural resources by recycling, reusing and mining all reusable resources from industrial hazardous wastes in a safe, compliant and profitable manner. More information on Veridium and its business model is available online at www.veridium.com.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B and include the results of KBF Pollution Management Inc., (the "Company") and its wholly owned subsidiaries. Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein), which the Company considers necessary for the fair presentation of its financial position as of June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year.

Basis of Presentation

The accompanying consolidated financial statements and financial information were prepared assuming that the Company will continue as a going concern. However, the Company has incurred significant operating losses and negative cash flows from operations in both the current and prior fiscal years, primarily due to aggressively growing sales and spending related to the creation of Veridium. Also at June 30, 2003, the Company has a working capital deficit of $8,274,037. Management believes that the anticipated accretive impact of the Company's recent acquisitions will assist the Company in its turnaround plans. However, there can be no assurances that the Company will be successful in this regard or will be able to obtain sufficient liquidity to grow the business.

Goodwill

Goodwill resulted from the acquisition of the Environmental Services Division of R.M. Jones & Co., Inc., Enviro-Safe Corporation and Metal Recovery Transportation Corp., which were all completed during the second quarter of 2003. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), effective January 1, 2002, goodwill and tangible assets with indefinite lives are no longer being amortized but are subject to impairment by applying a fair value based test.

In accordance with SFAS No. 142, the Company reviews the carrying value of goodwill and intangible assets with indefinite lives annually or in certain circumstances. The Company measures impairment losses by comparing carrying value to fair value. Fair value is determined using the best information available, which consists of reviewing prices for similar businesses.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required with the beginning of fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's results of operations.

In November 2002, the FASB issued FASB Interpretation, "FIN", No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45, recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE's) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal of financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Since the Company already classified the redeemable common stock outside of stockholders' equity, management does not expect the adoption of SFAS No. 150 to have an impact on the Company's consolidated financial position or results of operations. The Company has reclassified certain prior year amounts to conform to the current year's presentation.

3. STOCK-BASED COMPENSATION

SFAS No. 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirement of SFAS No. 123. No stock-based employee compensation costs are reflected in the Company's net loss, as all options granted had an exercise price equal to the market value of the Company's underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS 123, such costs would have been recognized ratably over the vesting period of the underlying instrument and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below:

                                                            Three Months Ended June 30,
                                                                2003          2002
                                                                ----          ----
Net Loss, as Reported ..................................   $  (863,383)   $  (296,153)

Add: Total Stock-Based Employee Compensation
  Expense Determined Under the Fair Value Method .......      (381,608)       (23,744)
                                                           -----------    -----------

Pro Forma Net Loss .....................................   $(1,244,991)   $  (319,897)
                                                           ===========    ===========

Basic and Diluted Net Loss per Common Share, as Reported   $      (.01)   $      (.00)
                                                           ===========    ===========

Pro Forma Basic and Diluted Net Loss per Common Share ..   $      (.01)   $      (.00)
                                                           ===========    ===========





                                                           Six Months Ended June 30,
                                                            2003               2002
                                                            ----               ----
Net Loss, as Reported ..................................   $(1,190,843)   $  (713,903)

Add: Total Stock-Based Employee Compensation
  Expense Determined Under the Fair Value Method .......      (350,129)       (32,435)
                                                           -----------    -----------

Pro Forma Net Loss .....................................   $(1,540,972)   $  (746,338)
                                                           ===========    ===========

Basic and Diluted Net Loss per Common Share, as Reported   $      (.01)   $      (.00)
                                                           ===========    ===========

Pro Forma Basic and Diluted Net Loss per Common Share ..   $      (.01)   $      (.00)
                                                           ===========    ===========

The pro forma results are not intended to be indicative of or a projection of future results.



4. RELATED PARTY TRANSACTIONS

On May 2, 2003, Veridium Environmental Corporation, a wholly owned subsidiary of the Company, completed the acquisition of Metal Recovery Transportation Corp. from the Company's Vice Chairman for debt totaling approximately $370,000, plus the assumption of certain liabilities. In April 2003, the Company paid $26,850 to MRTC for transportation services for the Company. The stock of MRTC will be held in escrow pending the effective transfer of MRTC's hazardous waste transportation permits.

During the second quarter of 2003, and in conjunction with the Company's various acquisitions, the Company secured a bridge loan of $250,000 from CCH, LLC, pending the Company's subsequent completion of a convertible debenture transaction with CCH, LLC. This bridge financing was collateralized by the Company's common stock owned by the Company's Vice Chairman. During the second quarter of 2003, and in conjunction with the financing secured for the Company's various acquisitions, the Company borrowed $262,500 from a non-affiliate of the Company with a term of five years and an annual interest rate of 2%. The loans are collateralized by the Company's common stock. Additionally, during the second quarter of 2003, the Company borrowed $88,754 from officers which loans have not yet been repaid.

During the second quarter of 2003, and in conjunction with the Company's completion of its various acquisitions, 61,925,372 shares of options for common stock were issued at fair market value to the Company's president and chief executive officer, chief technology officer and vice president pursuant to the performance based and other provisions of the relevant employment and other agreements with the Company. All of these options were exercised during the second quarter in the form of an additional deposit towards the patent purchase (See Note 5).

On April 30, 2003, the Company entered into a Memorandum of Understanding with the Vice Chairman to buy-out the license agreement and acquire the underlying patents for $4.42 million, net of deposits previously paid, which purchase price was based on an independent appraisal. The balance due to seller, after applying deposits to the purchase price, shall be paid at closing in the form of a 10-year note payable secured against equity of the Company and the acquired technologies. The note will bear interest at a rate of two percent per annum. As of May 1, 2003, the Company is amortizing this asset over a 20-year period.

5.       ACQUISITIONS

Acquisition of Environmental Services Division of R.M. Jones & Co., Inc., Enviro-Safe Corporation and Metal Recovery Transportation, Corp.

On May 2, 2003, Veridium Environmental Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of the Environmental Services Division of R.M. Jones & Co., Inc. and Enviro-Safe, Corp. for $1.2 million in cash, $2.45 million in seller financing and $560,000 in equity totaling approximately $4.21 million dollars, plus the assumption of certain liabilities. In conjunction with these acquisitions, the Company issued notes totaling $2.45 million which have a conversion feature that allows them to be converted at a 75% discount to the market value of the Company's common stock at the time of conversion.

Accordingly, the Company has recorded a conversion benefit of $816,667, which will be fully amortized at this end of this fiscal year at a rate of $102,381 per month. The debt has been included in deferred financing costs at June 30, 2003. In addition, the final purchase price of the Environmental Services Division of R.M. Jones is subject to a downward adjustment based upon a formula defined in the Purchase Agreement. The adjustment, which will be in the form of adjusting the convertible debentures, will take place during the fourth quarter of this fiscal year.

On May 2, 2003, Veridium Environmental Corporation, a wholly owned subsidiary of the Company, completed its acquisition of Metal Recovery Transportation, Corp. from the Company's Vice Chairman for debt totaling approximately $370,000, plus the assumption of certain liabilities. The stock of MRTC will be held in escrow pending the effective transfer of MRTC's hazardous waste transportation permits.

In connection with these acquisitions, the Company recorded approximately $6.4 million of goodwill. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the second quarter for the acquisitions detailed above:


Current assets ..........................   $2,235,204
Property, plant and equipment ...........    1,047,517
Goodwill ................................    6,435,279
Other non-current assets ................      267,846
                                            ----------
     Total assets acquired ..............    9,985,846

Current liabilities .....................    2,683,223
Long-term liabilities ...................    1,789,124
                                            ----------
     Total liabilities assumed ..........    4,472,347
                                            ----------

Net assets acquired (liabilities assumed)   $5,513,499
                                            ==========

Such pro-forma data reflects preliminary adjustments to the fair value of the assets purchased, as the Company has not had an opportunity to obtain appraisals or other independent verifications of the fair value of the assets purchased. When such information is obtained, the Company will make appropriate adjustments to the fair value of the assets purchased as necessary.

The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of the acquisitions. The following unaudited pro forma financial information assumes that all acquisitions consummated in the current fiscal year had occurred as of the beginning of the period:

                         For the Six Months               For the Three Months
                            Ended June 30,                    Ended June 30,

                           2003            2002            2003          2002
                           ----            ----            ----          ----
Total revenue .......   $ 7,627,929    $ 7,076,517    $ 4,578,688    $ 3,322,589
Net income (loss) ...    (1,004,621)      (313,368)      (634,675)      (176,954)

Net income per share:
     Basic ..........   $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)


6. OTHER CHANGES IN STOCKHOLDERS' EQUITY

During the second quarter of 2003, the Company issued 9,450,000 shares of restricted common stock as a portion of the total consideration for the acquisition of the Environmental Services Division of R.M. Jones and Enviro-Safe Corporation (See Note 5). The Company issued 15,000,000 shares of restricted common stock to a director of the Company, as payment for services related to the Company's purchase of the Environmental Service Division of R.M. Jones and Enviro-Safe Corporation. Additional deposits were credited to the Company's buy-out of the Company's License Agreement and Acquisition of Patents in the form of option exercises discussed above (See Note 5). Additional changes in stockholders' equity include the issuance of 845,000 shares of restricted common stock and 625,000 shares of options to purchase the Company's common stock at $0.032 per share, and the retirement of 5,650,000 shares of common stock previously issued.

7.       RESTATEMENT

As disclosed in the Company's 2002 financial statements included in the Company's Form 10-KSB for the period ended December 31, 2002, management determined that certain amounts in the 2001 financial statements should be restated to reflect the correction of errors. Certain of these errors also affected the Company's 2002 quarterly reporting and, therefore, the Company has restated the prior year quarterly results as follows:

                                            For the Six Months Ended June 30, 2002
                                               As Previously       As
                                                 Reported       Restated
Statement of Operations:
Operating Loss (1) ........................   $     (618,866)   $    (656,262)
                                              ==============    =============
Interest Expense (2) ......................   $      (24,469)   $     (55,787)
                                              ==============    =============
Net Loss (1)(2) ...........................   $     (640,747)   $    (712,049)
                                              ==============    =============

Basic and Diluted Net Loss Per Common Share   $         (.00)   $        (.00)
                                              ==============    =============

(1) Officer's salaries had not been accrued.
(2) Interest expense had not been accrued on loan amounts outstanding.

8. CREDIT FACILITY

Trade Accounts Receivable Financing Agreement

In conjunction with the Company's completion of its various acquisitions, the Company entered into a financing agreement with Prestige Capital Corporation ("PCC"). This agreement dated May 6, 2003 allows for the Company to periodically receive a loan in the form of an advance utilizing its trade accounts receivables as collateral. Certain trade accounts receivable of Environmental Service Division of R.M. Jones & Co., Enviro-Safe, Corp., and American Metal Recovery, Corp., were financed. The loan maximum is $3,500,000 and has no minimum. Interest is calculated based on the duration of the outstanding receivable, which is estimated to be approximately 25% per annum.

9. COMMITMENT AND CONTINGENCIES

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement. Included on the balance sheet at June 30, 2003 is $1,890,000 of a fixed asset related to the Vulcan acquisition, which acquisition is subject to reversal. The Company is currently pursuing the reversal of this acquisition and seeking the return of the common stock issued.

The Company is involved in various minor collection matters in which the Company and vendors are seeking payment for services rendered and goods provided.

10. SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

During the second quarter of 2003, the following non-cash investing and financing transactions took place:

$1,824,292 was borrowed from PCC utilizing a portion of the Company's receivables as collateral. From these borrowings $932,931 was paid directly to People's Bank as payment of bank debt related to the Environmental Service Division of R.M. Jones & Co., Inc. and $841,361 was paid directly to the equity owners of R.M. Jones as a portion of the purchase price due on this acquisition.

In conjunction with the Company's R.M. Jones, the Company issued notes totaling $2.45 million which have a conversion feature that allows them to be converted at a 75% discount to the market value of the Company's common stock at the time of conversion. Accordingly, the Company has recorded a conversion benefit of $816,667, which will be fully amortized at this end of this fiscal year at a rate of $102,381 per month. $230,000 for the payment of debt that was related to the companies acquired. Additionally, $146,140 for fees related to the Company's recent acquisitions and working capital debt was capitalized.

11. SUBSEQUENT EVENTS

Acquisition of Property

On July 22, 2003, the Company entered into a contract to acquire the property and premises at which the Company's recycling facility is located for $2,363,500. The Company has made a deposit of $100,000 on this transaction and is currently seeking debt financing to close this transaction.

Additional Debt

On July 2,2003, the Company borrowed $100,000 from Stranco Investments, Ltd. In the form of a convertible debenture, which is due on July 2, 2004 and has an annual interest rate of 12%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Safe Harbor for Forward - Looking Statements

Certain statements contained within this report may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (collectively, the "Private Securities Litigation Reform Act of 1995"). All statements in this report other than a statement of historical fact are forward-looking statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions identify forward-looking statements. Forward-looking statements contained herein relate to, among other things, (a) ability or inability to continue and improve operations and maintain profitability on an annualized basis; (b) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations; (c) anticipated improvement in the financial performance of the Company; (d) ability to satisfy the Company's general working capital requirements; (e) ability to generate sufficient cash flow from operations to fund all costs of operations; (f) potential acquisition of additional related companies; and (h) our application for listing on the American Stock Exchange. Although the Company has submitted a listing application for its common stock with the American Stock Exchange, it does not satisfy all of the listing criteria of the exchange and it may be seeking a partial waiver of at least one of the listing criteria. No assurance can be given that the Company's common stock will be listed on the American Stock Exchange or if so listed, that any trading market will develop.

While the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors, which could cause future outcomes to differ materially from those described herein. The Company undertakes no obligations to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Results of Operations

Three Months Ended June 30, 2003 as compared to the Three Months Ended June 30, 2002

Total revenue for the three months ended June 30, 2003 increased to $3,078,094 as compared to $806,394 for the same period in 2002, corresponding to an increase of $2,271,700 or 281%. The Company attributes $2,327,873 of the increase in revenue to the volume associated with the acquisitions closed during the period, which increase was offset by a decrease of $56,173 in the Company's pre-acquisition operations. This decrease was attributable to the Company's increased focus on the consolidation and rationalization of the Company's pre- and post-acquisition operations. The increased revenue realized after completing the Company's various acquisitions during the period was the initial consequence of increased market penetration driven by the synergistic combination of the Company's pre- and post-acquisition operations.

Total cost of revenue for the three months ended June 30, 2003 increased to $2,335,760 as compared to $688,413 for the same period in 2002, corresponding to an increase of $1,647,347 or 239%. The Company attributes $1,619,064 of this increase to the volume associated with the acquisitions during the period in addition to an increase of $28,283 from existing operations. Included in the increase are non-recurring costs of revenue associated with the integration of the Company's various acquisitions completed during the period and the rationalization of the Company's combined new operations, and an accrual of approximately $130,000 for certain ongoing operations. The Company's gross profit margin increased to 24.1% as compared to 14.6% for the same period in 2002. The increase in gross profit is attributable to the traditionally higher gross margins associated with the businesses acquired during the period as compared to the Company's pre-acquisition recycling operations, which have been historically administered at or near their break-even volumes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)


Total general and administrative expenses for the three months ended June 30, 2003 increased to $712,762 as compared to $315,402 for the same period in 2002, corresponding to an increase of $397,360 or 126%. The Company attributes
$219,194 of this increase to the operations of the acquisitions during the period in addition to an increase of $178,166 in expenses from existing operations. Included in the increase are non-recurring general and administrative expenses associated with the integration of the Company's various acquisitions completed during the period and the rationalization of the Company's combined new operations The increase from the Company's pre-acquisition operations is primarily the result of increased corporate expenditures including payroll, investor relations, information systems, insurance and professional fees. The Company anticipates that its general and administrative expenses will increase in the short term and then decline, as a percentage of total revenue, as the Company completes its corporate restructuring plan and the integration of its various acquisitions.

Total selling and research and development expenses for the three months ended June 30, 2003 increased to $481,103 as compared to $77,039 for the same period in 2002, corresponding to an increase of $404,064 or 525%. The Company attributes $387,183 of this increase to the increased selling expense associated with the Company's various acquisitions completed during the period. An increase of $16,881 is attributable to the increased selling expenses from existing operations. The Company anticipates that its selling and research and development expenses will increase in the short term and then decline, as a percentage of total revenue, as the Company completes its integration of its various acquisitions and normalizes its selling expenses for its new expanded operations.

Total other income and expenses for the three months ended June 30, 2003 increased to $409,752 from $21,000 for the same period in 2002, corresponding to an increase of $388,752 or 1,851%. Contributing to this increase were the following: a non-cash charge of $205,000 related to the note holder's ability to convert a portion of its debt to shares of common stock at a discount to market; interest of approximately $80,000 related to debt issued by PCC; a write-off of deferred financing costs of approximately $61,000; and, interest of approximately $35,000 related to acquisition debt. This increase was offset by a gain on sale of a vehicle of $14,000. The Company expects that its interest expense will continue at or near this level until the end of the year at which time the non-cash charge for the conversion benefit will be fully amortized, and then decline in future periods in conjunction with expected increases in profitability and the Company's decreased reliance on factor-based financing.

The Company's GAAP net loss for the three months ended June 30, 2003 increased to $863,383 from $296,153 for the same period in 2002, corresponding to an increase of $567,230. The Company's net loss before interest, taxes, depreciation and amortization, non-cash expenses and write-offs for the three months ended June 30, 2003 was $318,433 as compared to $250,618 from the same period in 2002. The Company attributes these increases to the items described above, which predominantly relate to the consolidation and integration of the Company's recent acquisitions.

Six Months Ended June 30, 2003 as compared to the Six Months Ended June 30, 2002

Total revenues for the six months ended June 30, 2003 increased to $4,088,788 as compared to $1,752,970 for the same period in 2002, corresponding to an increase of $2,335,818 or 133%. The Company attributes $2,327,873 of this increase in revenues to the volume associated with the acquisitions during the period, and a nominal increase of $7,945 from the Company's pre-acquisition operations. The decreased growth rate of revenue from the Company's pre-acquisition operations was attributable to the Company's increased focus during the period on the consolidation and rationalization of the Company's pre- and post-acquisition operations. The increased revenue realized after completing the Company's various acquisitions during the period was the initial consequence of increased market penetration driven by the synergistic combination of the Company's pre- and post-acquisition operations.

Total cost of revenues for the six months ended June 30, 2003 increased to $3,151,116 as compared to $1,523,198 for the same period in 2002, corresponding to an increase of $1,627,918 or 107%. The Company attributes $1,619,064 of this increase to the volume associated with the acquisitions during the period in addition to an increase of $8,854 from existing operations. Included in the increase are non-recurring costs of revenue associated with the integration of the Company's various acquisitions completed during the period and the rationalization of the Company's combined new operations, and an accrual of approximately $130,000 for certain ongoing operations. The Company's gross profit margin increased to 22.9% as compared to 13.1% for the same period in 2002. The increase in gross profit is attributable to the traditionally higher gross margins associated with the businesses acquired during the period as compared to the Company's pre-acquisition recycling operations, which have been historically administered at or near their break-even volumes.

Total general and administrative expenses for the six months ended June 30, 2003 increased to $1,074,898 as compared to $768,212 for the same period in 2002, corresponding to an increase of $306,686 or 40%. The Company attributes $219,194 of this increase to the operations of the acquisitions during the period in addition to an increase of $87,492 in expenses from existing operations. Included in the increase are non-recurring general and administrative expenses associated with the integration of the Company's various acquisitions completed during the period and the rationalization of the Company's combined new operations The increase from the Company's pre-acquisition operations is primarily the result of increased corporate expenditures including payroll, investor relations, information systems, insurance and professional fees. The Company anticipates its general and administrative expenses will increase in the short term and then decline, as a percentage of total revenue, as the Company completes its corporate restructuring plan and the integration of its various acquisitions.

Total selling and research and development expenses for the six months ended June 30, 2003 increased to $598,719 as compared to $117,822 for the same period in 2002, corresponding to an increase of $480,897 or 408%. The Company attributes $387,183 of this increase to the increased selling expense associated with the Company's various acquisitions completed during the period. An increase of $93,714 is attributable to the increased selling expenses from existing operations. The Company anticipates its selling and research and development expenses will increase in the short term and then decline, as a percentage of total revenue, as the Company completes its integration of its various acquisitions and normalizes its selling expenses for its new expanded operations.

Total other income and expenses for the six months ended June 30, 2003 increased to $452,598 from $55,787 for the same period in 2002, corresponding to an increase of $396,811 or 711%. Contributing to this increase were the following: a non-cash charge of $205,000 related to the debenture holders' ability to convert a portion of its debt at a discount to market; interest of approximately $80,000 related to debt issued by PCC; a write-off of deferred financing costs of approximately $61,000; and, interest of approximately $35,000 related to acquisition debt. This increase was offset by a gain on sale of a vehicle of $14,000. The Company expects that its interest expense will continue at or near this level until the end of the year at which time the non-cash charge for the conversion benefit will be fully amortized, and then decline in future periods in conjunction with expected increases in profitability and the Company's decreased reliance on factor-based financing.

The GAAP net loss for the six months ended June 30, 2003 increased to $1,190,843 from $713,903 for the same period in 2002, corresponding to an increase of $476,940. The Company's net loss before interest, taxes, depreciation and amortization and non-cash expenses and write offs for the six months ended June 30, 2003 was $465,228. The Company attributes these increases to the items described above, which predominantly relate to the consolidation and integration of the Company's recent acquisitions.

Liquidity and Capital Resources

The Company's capital requirements consist of general working capital needs, scheduled principal and interest payments on debt obligations and capital leases and planned capital expenditures. The Company's capital resources consist primarily of cash generated from operations and proceeds from issuance of debt and common stock. The Company's capital resources are impacted by changes in accounts receivable as a result of revenue fluctuations, economic trends, and collection activities. At June 30, 2003, the Company had cash of $43,011. This cash represents an increase of $42,290 from December 31, 2002, as a result of net cash used from operations of $163,758 combined with net cash used in investing activities of $380,843 offset by net cash provided by financing activities of $586,891.

Operating Activities

Net cash of $163,758 and $196,697 was used in operating activities in the six months ended June 30, 2003 and 2002, respectively. The increase in cash used in operating activities was primarily a result of an increase in accounts receivable offset by an increase in non-cash expenditures for services rendered and accounts payable and accrued expenses.

Investing Activities

Net cash used in investment activities for the six months ended June 30, 2003 and 2002 was $439,232 and $161,930, respectively. This increase is primarily attributable to an increase in expenditures for property and equipment, which was made to the Company's recycling plant and computer system infrastructure and cash, used in conjunction with the acquisition and to acquired goodwill, which was offset in part by a decrease in deposits.

Financing Activities

Net cash of $645,280 and $414,016 was provided by financing activities for the six months ended June 30, 2003 and 2002. The increase in cash provided was mainly attributable to proceeds from short term debt and officer loans offset by payments on the Company's credit facility.

ITEM 3.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is party to the matter entitled Somerset Hills Consultants, Inc., et al, v. KBF. The action was filed in the Supreme Court of the State of New York, February 13, 2002. The Verified Complaint seeks specific performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time.

The Company is party to the matter entitled Kerns Manufacturing Corp. v. KBF Pollution Management, Inc. The action was filed in the Supreme Court of the State of New York, August 14, 2003. The Verified Complaint seeks performance of certain agreements between the plaintiffs and the Company, plus attorney's fees and costs. The matter is ongoing and counsel is therefore unable to evaluate the probability of an unfavorable outcome or range of potential loss at this time. This matter relates to the Company's recent acquisition of Vulcan Waste Systems, Inc. from Kerns Manufacturing Corp. and the breach by Kerns of the terms and conditions of the relevant acquisition agreement.

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

None.

ITEM 5.   Other Information

None.

ITEM 6.           Exhibits and Reports on Form 8-K

The following are exhibits filed as part of the Company's Form 10-QSB for the period ended June 30, 2003:

99.1 Exhibit 31.1: Certification of Kevin Kreisler required by Rule 13a-14(a) or Rule 15d-14(a)

99.2 Exhibit 31.2: Certification of John Armas required by Rule 13a-14(a) or Rule 15d-14(a).

99.3 Exhibit 32.1: Certification of Kevin Kreisler and John Armas required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The following is a list of reports filed on Form 8-K during the period:

1. On July 28, 2003, the Company filed a Report on Form 8-K/A as Amendment Number 1 to the Company's Report on Form 8-K dated May 6, 2003, which relates to the Company's acquisition of the Environmental Services Division of R.M. Jones and Co., Inc., Enviro-Safe Corporation and Jones Environmental Services, LLC and Subsidiary. The purpose of this Amendment was to provide the financial information required by Items 7(a) and 7(b) of Form 8-K, which information was excluded from the original filing in reliance upon Items 7(a)(4) of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   KBF Pollution Management, Inc.


Dated:  August 26, 2003            BY:  /s/ Kevin E. Kreisler
                                        --------------------------
                                   Kevin E. Kreisler
                                   Chairman of the Board, President and
                                   Chief Executive Officer (Principal Officer)



Dated:  August 26, 2003            BY:  /s/John C. Armas
                                        ----------------
                                  John C. Armas
                                  Chief Financial Officer (Principal Officer)

Exhibit 31.1 (filed as EDGAR Exhibit 99.1)

                        Certification of Quarterly Report


I, Kevin Kreisler, certify that:


1. I have reviewed this Quarterly Report on Form 10-QSB of KBF Pollution Management, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  August 26, 2003            BY:  /s/ Kevin E. Kreisler
                                        --------------------------
                                        Kevin E. Kreisler
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Exhibit 31.2 (filed as EDGAR Exhibit 99.2)



                        Certification of Quarterly Report


I, John Armas, certify that:


1. I have reviewed this Quarterly Report on Form 10-QSB of KBF Pollution Management, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  August 26, 2003               BY:  /s/John C. Armas
                                           ----------------
                                           John C. Armas
                                           Chief Financial Officer

Exhibit 32.1 (furnished as EDGAR Exhibit 99.3)

                        CERTIFICATION OF PERIODIC REPORT

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of KBF Pollution Management, Inc. (the "Company"), certifies that:

1. the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




                                     KBF Pollution Management, Inc.


Dated:  August 26, 2003              BY:  /s/ Kevin E. Kreisler
                                          --------------------------
                                          Kevin E. Kreisler
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Dated:  August 26, 2003              BY:  /s/John C. Armas
                                          ----------------
                                          John C. Armas
                                          Chief Financial Officer


This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.








                                  END OF FILING